Form 10-Q
period 2018-06-30
PTC INC.
filed 2018-08-01
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Commission File Number: 0-18059
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 117,829,713 shares of our common stock outstanding on July 27, 2018.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$266,552	$280,003
Short-term marketable securities	22,356	18,408
Accounts receivable, net of allowance for doubtful accounts of $591 and $1,062 at June 30, 2018 and September 30, 2017, respectively	130,079	152,299
Prepaid expenses	46,600	49,913
Other current assets	122,625	165,933
Total current assets	588,212	666,556
Property and equipment, net	64,456	63,600
Goodwill	1,182,462	1,182,772
Acquired intangible assets, net	214,657	257,908
Long-term marketable securities	31,816	31,907
Deferred tax assets	138,958	123,166
Other assets	35,070	34,475
Total assets	$2,255,631	$2,360,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,773	$35,160
Accrued expenses and other current liabilities	58,296	80,761
Accrued compensation and benefits	87,401	110,957
Accrued income taxes	6,683	5,735
Deferred revenue	474,957	446,296
Total current liabilities	665,110	678,909
Long-term debt	693,053	712,406
Deferred tax liabilities	5,862	17,880
Deferred revenue	8,994	12,611
Other liabilities	48,227	53,142
Total liabilities	1,421,246	1,474,948
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,491 and 115,333 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	1,155	1,153
Additional paid-in capital	1,524,399	1,609,030
Accumulated deficit	(612,600)	(650,840)
Accumulated other comprehensive loss	(78,569)	(73,907)
Total stockholders’ equity	834,385	885,436
Total liabilities and stockholders’ equity	$2,255,631	$2,360,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Subscription	$126,712	$74,859	$339,651	$195,001
Support	121,127	140,428	379,007	433,624
Total recurring revenue	247,839	215,287	718,658	628,625
Perpetual license	25,780	32,348	82,604	94,099
Total subscription, support and license revenue	273,619	247,635	801,262	722,724
Professional services	41,158	43,658	128,041	134,936
Total revenue	314,777	291,293	929,303	857,660
Cost of revenue:
Cost of license and subscription revenue	24,010	21,648	71,505	62,333
Cost of support revenue	22,223	23,635	67,453	69,028
Total cost of software revenue	46,233	45,283	138,958	131,361
Cost of professional services revenue	35,323	36,985	109,187	114,852
Total cost of revenue	81,556	82,268	248,145	246,213
Gross margin	233,221	209,025	681,158	611,447
Operating expenses:
Sales and marketing	107,741	93,101	305,386	271,568
Research and development	61,218	59,850	187,381	175,474
General and administrative	33,082	35,294	101,439	108,789
Amortization of acquired intangible assets	7,850	7,973	23,566	23,986
Restructuring and other charges, net	1,627	1,551	1,846	8,300
Total operating expenses	211,518	197,769	619,618	588,117
Operating income	21,703	11,256	61,540	23,330
Interest expense	(10,646)	(10,200)	(31,072)	(32,239)
Interest income and other expense, net	(1,086)	(357)	(2,481)	2,049
Income (loss) before income taxes	9,971	699	27,987	(6,860)
Provision (benefit) for income taxes	(7,026)	1,650	(10,809)	4,336
Net income (loss)	$16,997	$(951)	$38,796	$(11,196)
Earnings (loss) per share—Basic	$0.15	$(0.01)	$0.33	$(0.10)
Earnings (loss) per share—Diluted	$0.14	$(0.01)	$0.33	$(0.10)
Weighted average shares outstanding—Basic	115,774	115,615	115,915	115,511
Weighted average shares outstanding—Diluted	117,500	115,615	117,687	115,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$16,997	$(951)	$38,796	$(11,196)
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period, net of tax of $0.6 million and $0.3 million in the third quarter of 2018 and 2017, respectively, and $0.1 million and $0 million in the first nine months of 2018 and 2017, respectively	3,910	(2,298)	950	224
Net hedge (gain) loss reclassified into earnings, net of tax of $0 million in both the third quarter of 2018 and 2017, respectively, and $0.3 million and $0.1 million in the first nine months of 2018 and 2017, respectively	242	75	2,327	(777)
Unrealized gain (loss) on hedging instruments	4,152	(2,223)	3,277	(553)
Foreign currency translation adjustment, net of tax of $0 for each period	(21,628)	17,553	(8,859)	3,893
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	67	21	(379)	(50)
Amortization of net actuarial pension loss included in net income, net of tax of $0.1 million and $0.2 million in the third quarter of 2018 and 2017, respectively, and $0.5 million and $0.7 million in the first nine months of 2018 and 2017, respectively	386	597	1,143	1,687
Change in unamortized pension loss during the period related to changes in foreign currency	884	(1,721)	156	(343)
Other comprehensive income (loss)	(16,139)	14,227	(4,662)	4,634
Comprehensive income (loss)	$858	$13,276	$34,134	$(6,562)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income (loss)	$38,796	$(11,196)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	65,303	64,187
Stock-based compensation	52,015	56,139
Other non-cash items, net	304	1,536
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	21,195	34,913
Accounts payable and accrued expenses	(16,539)	2,594
Accrued compensation and benefits	(22,348)	(50,518)
Deferred revenue	82,794	45,985
Accrued income taxes	(30,005)	(17,832)
Other current assets and prepaid expenses	(5,434)	(7,317)
Other noncurrent assets and liabilities	(759)	(16,028)
Net cash provided by operating activities	185,322	102,463
Cash flows from investing activities:
Additions to property and equipment	(18,666)	(19,333)
Purchase of intangible asset	(3,000)	—
Purchases of short- and long-term marketable securities	(18,063)	(14,173)
Proceeds from maturities of short- and long-term marketable securities	13,640	13,440
Acquisitions of businesses, net of cash acquired	(3,000)	(4,960)
Purchases of investments	(1,000)	—
Proceeds from sales of investments	—	15,218
Net cash used by investing activities	(30,089)	(9,808)
Cash flows from financing activities:
Borrowings under credit facility	200,000	150,000
Repayments of borrowings under credit facility	(220,000)	(190,000)
Repurchases of common stock	(100,000)	(34,994)
Proceeds from issuance of common stock	7,472	3,978
Credit facility origination costs	—	(184)
Contingent consideration	(7,750)	(11,054)
Payments of withholding taxes in connection with vesting of stock-based awards	(44,797)	(26,244)
Net cash used in financing activities	(165,075)	(108,498)
Effect of exchange rate changes on cash and cash equivalents	(3,609)	(1,397)
Net increase (decrease) in cash and cash equivalents	(13,451)	(17,240)
Cash and cash equivalents, beginning of period	280,003	277,935
Cash and cash equivalents, end of period	$266,552	$260,695

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
Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. Our fiscal quarters end on a Saturday following a thirteen-week calendar, and may result in different quarter end dates year to year. The third quarter of 2018 ended on June 30, 2018 and the third quarter of 2017 ended on July 1, 2017. The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results expected for the remainder of the fiscal year.
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
Additionally, on our Consolidated Statements of Cash Flows excess tax benefits from stock-based awards will no longer be separately classified as a financing activity apart from other income tax, and will be presented as an operating activity. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the nine months ended July 1, 2017 was adjusted as follows: a $0.4 million increase to net cash provided by operating activities and a $0.4 million decrease to net cash used in financing activities.
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
Upon implementation of the new standard in fiscal 2019, we expect to make prospective revisions to contract terms with our customers that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year for contract periods that begin on or after October 1, 2018. This change will result in annual contractual periods for most of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one-year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASU 2014-09 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASU 2014-09 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously expected. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASU 2014-09, we expect a material portion of our deferred revenue will be adjusted to retained earnings upon adoption. During the first year of adoption, we will record and disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
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
2. Deferred Revenue and Related Customer Receivables
Deferred Revenue
Deferred revenue primarily relates to software agreements billed to customers for which the subscription and support services have not yet been provided. The liability associated with performing these subscription and support services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at June 30, 2018 and September 30, 2017 were $108.7 million and $160.9 million, respectively.
3. Restructuring and Other Charges
Restructuring Charges (Credits)
In fiscal 2016, we initiated a plan to restructure our workforce and consolidate select facilities to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The actions have resulted in total restructuring charges of $84.5 million, primarily associated with termination benefits associated with approximately 800 employees. This restructuring plan was substantially completed in 2017.
The following table summarizes restructuring accrual activity for the nine months ended June 30, 2018:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2017	$1,736	$4,508	$6,244
Credit to operations, net	(509)	(505)	(1,014)
Cash disbursements	(1,247)	(1,207)	(2,454)
Foreign exchange impact	20	(80)	(60)
Accrual, June 30, 2018	$—	$2,716	$2,716

The following table summarizes restructuring accrual activity for the nine months ended July 1, 2017:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2016	$35,177	$1,431	$36,608
Charges to operations, net	2,582	5,718	8,300
Cash disbursements	(33,979)	(1,351)	(35,330)
Other non-cash charges	—	(704)	(704)
Foreign exchange impact	(800)	98	(702)
Accrual, July 1, 2017	$2,980	$5,192	$8,172
Of the accrual for facility closures and related costs, as of June 30, 2018, $1.6 million is included in accrued expenses and other current liabilities and $1.1 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of $3.1 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Other - Headquarters relocation charges
Headquarters relocation charges represent accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility. In 2019, we will be moving into a new worldwide headquarters in the Boston Seaport District, and we will be vacating our current headquarters space. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space. Further, if we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record additional headquarters relocation charges related to any rent shortfall. A charge for such shortfall will be recorded in the earlier of the period that we cease using the space (which will likely occur in the second quarter of our fiscal 2019) or the period we exit the lease contract. Additionally, we will incur other costs associated with the move which will be recorded as incurred. In the third quarter and first nine months of 2018, we recorded $1.9 million and $2.9 million, respectively, of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements in our current facility.
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

Restricted stock unit activity for the nine months ended June 30, 2018	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2017	3,487	$45.57
Granted (1)	2,167	$75.99
Vested	(1,804)	$43.94
Forfeited or not earned	(531)	$50.95
Balance of outstanding restricted stock units June 30, 2018	3,319	$65.48
 _________________
(1) Restricted stock granted includes 184,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2018.

	Restricted Stock Units
Grant Period	Performance-based RSUs (1)	Service-based RSUs (2)
	(Number of Units in thousands)
First nine months of 2018	961	1,022
_________________

(1)
Substantially all the performance-based RSUs were granted to our executive officers. Approximately 189,000 shares are eligible to vest based upon annual performance measures, measured over a three-year period. RSUs not earned for a period may be earned in the third period. An additional 250,000 shares are eligible to vest based upon a 2018 performance measure. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2018, November 15, 2019 and November 15, 2020, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. An additional 500,000 shares are eligible to vest based upon annual performance measures, measured over a three-year period in fiscal years 2021, 2022 and 2023. RSUs not earned for a period may be earned in the third period.

(2)
The service-based RSUs were granted to employees, our executive officers and our directors. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Cost of license and subscription revenue	$421	$347	$1,242	$954
Cost of support revenue	527	1,139	2,025	3,638
Cost of professional services revenue	1,471	1,505	4,846	4,500
Sales and marketing	4,910	3,296	14,827	11,047
Research and development	3,283	2,805	9,626	9,753
General and administrative	6,046	7,482	19,449	26,247
Total stock-based compensation expense	$16,658	$16,574	$52,015	$56,139
Stock-based compensation expense includes $1.1 million and $3.2 million in the third quarter and first nine months of 2018, respectively, and $0.9 million and $2.2 million in the third quarter and first nine months of 2017, respectively, related to the ESPP.
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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands, except per share data)
Net income (loss)	$16,997	$(951)	$38,796	$(11,196)
Weighted average shares outstanding—Basic	115,774	115,615	115,915	115,511
Dilutive effect of restricted stock units	1,726	—	1,772	—
Weighted average shares outstanding—Diluted	117,500	115,615	117,687	115,511
Earnings (loss) per share—Basic	$0.15	$(0.01)	$0.33	$(0.10)
Earnings (loss) per share—Diluted	$0.14	$(0.01)	$0.33	$(0.10)

There were 0.1 million antidilutive shares for the nine months ended June 30, 2018. Total antidilutive shares were 2.0 million for the nine months ended July 1, 2017. For the nine months ended July 1, 2017 the diluted net loss per share is the same as the basic net loss per share as the effects of all our potential common stock equivalents are antidilutive, because we reported a loss for the period.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
On September 14, 2017, our Board of Directors authorized us to repurchase up to $500 million of our common stock in the period October 1, 2017 through September 30, 2020. In the first nine months of 2018 and 2017, we repurchased $100 million and $35 million, respectively, of our common stock. The 2018 repurchase was accomplished through an accelerated share repurchase ("ASR") agreement with a major financial institution that we entered into in April 2018. Under this ASR, we repurchased our common stock at a purchase price determined by the average market price over a period of time, with final settlement in June 2018.
In July 2018, our Board of Directors has authorized us to repurchase up to an additional $1,000 million of our common stock through September 30, 2020. We entered into a new $1,000 million ASR as described in Note 14. Subsequent Events. Final settlement of this ASR is expected to occur in 7.5 to 10 months.
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
As of June 30, 2018, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,366.8 million and our Professional Services segment was $30.3 million. As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,410.0 million and our Professional Services segment was $30.6 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
We completed our annual goodwill impairment review as of June 30, 2018 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, and consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.

Goodwill and acquired intangible assets consisted of the following:

	June 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,182,462			$1,182,772
Intangible assets with finite lives (amortized) (1):
Purchased software	$362,992	$247,694	$115,298	$362,955	$228,377	$134,578
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	357,904	262,982	94,922	359,932	241,554	118,378
Trademarks and trade names	19,080	14,643	4,437	19,138	14,186	4,952
Other	4,013	4,013	—	4,030	4,030	—
	$766,866	$552,209	$214,657	$768,932	$511,024	$257,908
Total goodwill and acquired intangible assets			$1,397,119			$1,440,680
(1) The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 10 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Software Products	Professional Services	Total
	(in thousands)
Balance, October 1, 2017	$1,152,917	$29,855	$1,182,772
Acquisition	4,350	—	4,350
Foreign currency translation adjustment	(4,542)	(118)	(4,660)
Balance, June 30, 2018	$1,152,725	$29,737	$1,182,462
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Amortization of acquired intangible assets	$7,850	$7,973	$23,566	$23,986
Cost of license and subscription revenue	6,798	6,517	20,029	19,294
Total amortization expense	$14,648	$14,490	$43,595	$43,280

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$85,382	$—	$—	$85,382
Marketable securities
Certificates of deposit	—	219	—	219
Corporate notes/bonds	52,962	—	—	52,962
U.S. government agency securities	—	991	—	991
Forward contracts	—	4,956	—	4,956
	$138,344	$6,166	$—	$144,510
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$2,100	$2,100
Forward contracts	—	1,190	—	1,190
	$—	$1,190	$2,100	$3,290

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$49,845	$—	$—	$49,845
Marketable securities
Certificates of deposit	—	240	—	240
Corporate notes/bonds	47,673	—	—	47,673
U.S. government agency securities	—	2,402	—	2,402
Forward contracts	—	1,163	—	1,163
	$97,518	$3,805	$—	$101,323
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$8,400	$8,400
Forward contracts	—	4,347	—	4,347
	$—	$4,347	$8,400	$12,747

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisitions were as follows:

	Contingent Consideration
	(in thousands)
	Kepware	Other	Total
Balance, October 1, 2017	$8,400	$—	$8,400
Addition to contingent consideration	—	2,100	2,100
Payment of contingent consideration	(8,400)	—	(8,400)
Balance, June 30, 2018	$—	$2,100	$2,100

	Contingent Consideration
	(in thousands)
	ColdLight	Kepware	Total
Balance, October 1, 2016	$2,500	$17,070	$19,570
Change in present value of contingent consideration	—	392	392
Payment of contingent consideration	(2,500)	(9,600)	(12,100)
Balance, July 1, 2017	$—	$7,862	$7,862
 In the Consolidated Balance Sheet as of June 30, 2018, $1.1 million of the contingent consideration liability is included in accrued expenses and other current liabilities with the remaining $1.0 million in other liabilities.
Of the $8.4 million payments in the first nine months of 2018, $7.8 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows. Of the $12.1 million payments in the first nine months of 2017, $11.1 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows.
In connection with our acquisition of Kepware, the former shareholders were eligible to receive additional consideration of up to $18.0 million, which was contingent on the achievement of certain Financial Performance, Product Integration and Business Integration targets (as defined in the Stock Purchase Agreement) within 24 months from April 1, 2016. The estimated undiscounted range of outcomes for the contingent consideration was $16.9 million to $18.0 million at the acquisition date. As of June 30, 2018, we had made $18.0 million in payments and had no liability remaining.
8. Marketable Securities
The amortized cost and fair value of marketable securities as of June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$221	$—	$(2)	$219
Corporate notes/bonds	53,474	—	(512)	52,962
U.S. government agency securities	1,000	—	(9)	991
	$54,695	$—	$(523)	$54,172

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$240	$—	$—	$240
Corporate notes/bonds	47,811	2	(140)	47,673
U.S. government agency securities	2,407	—	(5)	2,402
	$50,458	$2	$(145)	$50,315
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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at June 30, 2018, the unrealized losses were temporary. The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and September 30, 2017.

	June 30, 2018
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$219	$(2)	$—	$—	$219	$(2)
Corporate notes/bonds	31,516	(358)	21,446	(154)	52,962	(512)
U.S. government agency securities	—	—	991	(9)	991	(9)
	$31,735	$(360)	$22,437	$(163)	$54,172	$(523)

	September 30, 2017
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$240	$—	$—	$—	$240	$—
Corporate notes/bonds	15,254	(43)	28,885	(97)	44,139	(140)
U.S. government agency securities	—	—	2,402	(5)	2,402	(5)
	$15,494	$(43)	$31,287	$(102)	$46,781	$(145)

The following table presents our available-for-sale marketable securities by contractual maturity date as of June 30, 2018 and September 30, 2017.

	June 30, 2018		September 30, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$22,300	$22,170	$18,274	$18,244
Due after one year through three years	32,395	32,002	32,184	32,071
	$54,695	$54,172	$50,458	$50,315
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
As of June 30, 2018 and September 30, 2017, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	June 30, 2018	September 30, 2017
	(in thousands)
Australian / U.S. Dollar	$3,226	$1,585
Canadian / U.S. Dollar	7,421	12,809
Swiss Franc / Euro	—	7,157
Chinese Yuan offshore / Euro	—	10,423
Euro / U.S. Dollar	309,733	244,000
Japanese Yen / Euro	—	17,694
Israeli Shekel / U.S. Dollar	7,677	8,820
Japanese Yen / U.S. Dollar	18,152	3,198
Swedish Krona / U.S. Dollar	8,568	4,627
Danish Krona / U.S. Dollar	2,645	1,743
Hong Kong / U.S. Dollar	2,628	915
All other	8,151	5,548
Total	$368,201	$318,519
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and July 1, 2017:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended		Nine months ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(in thousands)
Forward Contracts	Interest income and other expense, net	$(9,392)	$6,669	$(6,370)	$(1,422)
In the three and nine months ended June 30, 2018, foreign currency losses, net were $2.2 million and $5.4 million, respectively. In the three and nine months ended July 1, 2017, foreign currency losses, net were $0.7 million and $3.2 million, respectively.
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
Cash flow hedge relationships are designated at inception, and effectiveness is assessed prospectively and retrospectively using regression analysis monthly. As the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions, we record the effective portion of changes in these cash flow hedges in accumulated other comprehensive income and subsequently reclassify it into earnings in the period during which the hedged transactions are recognized in earnings. Changes in the fair value of foreign exchange forward contracts due to changes in time value are included in the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.
As of June 30, 2018 and September 30, 2017, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	June 30, 2018	September 30, 2017
	(in thousands)
Euro / U.S. Dollar	$44,699	$64,831
Japanese Yen / U.S. Dollar	11,830	22,675
SEK / U.S. Dollar	10,521	14,091
Total	$67,050	$101,597
The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and July 1, 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three months ended			Three months ended			Three months ended
	June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017
Forward Contracts	$4,468	$(2,627)	Subscription, support and license revenue	$(277)	$(86)	Interest income and other expense, net	$52	$(29)

	Nine months ended			Nine months ended			Nine months ended
	June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017
Forward Contracts	$1,086	$256	Subscription, support and license revenue	$(2,659)	$888	Interest income and other expense, net	$17	$(23)

As of June 30, 2018, we estimated that all amounts reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
If an underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest income and other expense, net on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2018 and July 1, 2017, there were no such gains or losses.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Derivative assets (1):
Forward Contracts	$1,994	$540	$2,962	$623
Derivative liabilities (2):
Forward Contracts	$16	$2,352	$1,174	$1,995
(1) As of June 30, 2018, $4,956 thousand current derivative assets are recorded in other current assets, in the Consolidated Balance Sheets. As of September 30, 2017, $1,128 thousand current derivative assets are recorded in other current assets, and $35 thousand long-term derivative assets are recorded in other assets in the Consolidated Balance Sheets.

(2) As of June 30, 2018, $1,190 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. As of September 30, 2017, $4,329 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $18 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of June 30, 2018:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2018	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$4,956	$—	$4,956	$(1,190)	$—	$3,766

The following table sets forth the offsetting of derivative liabilities as of June 30, 2018:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2018	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$1,190	$—	$1,190	$(1,190)	$—	$—

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

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Software Products
Revenue	$273,619	$247,635	$801,262	$722,724
Operating Costs (1)	96,422	94,325	293,417	273,196
Profit	177,197	153,310	507,845	449,528

Professional Services
Revenue	41,158	43,658	128,041	134,936
Operating Costs (2)	33,945	35,588	104,634	110,681
Profit	7,213	8,070	23,407	24,255

Total segment revenue	314,777	291,293	929,303	857,660
Total segment costs	130,367	129,913	398,051	383,877
Total segment profit	184,410	161,380	531,252	473,783

Unallocated operating expenses:
Sales and marketing expenses	102,831	89,805	290,559	260,521
General and administrative expenses	25,458	27,263	80,272	81,270
Restructuring and headquarters relocation charges, net	1,627	1,551	1,846	8,300
Intangibles amortization	14,648	14,490	43,595	43,280
Stock-based compensation	16,658	16,574	52,015	56,139
Other unallocated operating expenses (3)	1,485	441	1,425	943
Total operating income	21,703	11,256	61,540	23,330

Interest expense	(10,646)	(10,200)	(31,072)	(32,239)
Interest income and other expense, net	(1,086)	(357)	(2,481)	2,049
Income (loss) before income taxes	$9,971	$699	$27,987	$(6,860)
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

(3) Other unallocated operating expenses include acquisition-related and other transactional costs, pension plan termination-related costs and fair value adjustments for deferred services costs.

11. Income Taxes
In the third quarter and first nine months of 2018, our effective tax rate was (70)% on pre-tax income of $10.0 million, and (39)% on pre-tax income of $28.0 million, respectively, compared to 236% on pre-tax income of $0.7 million, and (63)% on a pre-tax loss of $6.9 million in the third quarter and first nine months of 2017, respectively. In the first nine months of 2018 and 2017, our effective tax rate was lower than the statutory federal income tax rates (21% and 35%, respectively) due to U.S. tax reform, as described below, and our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018 and 2017, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2018 and 2017 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the first nine months of 2018 and 2017, this realignment resulted in tax benefits of approximately $9 million and $21 million, respectively.

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
We estimate no federal income taxes payable as a result of the deemed repatriation of undistributed earnings as we estimate that the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. In the third quarter we reduced our estimate for state income taxes payable by $5.4 million to reflect additional guidance on the state implications of the Tax Act. In the first nine months of 2018, we recorded a reasonable estimate of state income taxes payable on the deemed repatriation of $1.7 million.  We also recorded a deferred tax benefit of $14.1 million as a reasonable estimate of the impact of the Tax Act on our net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
We are continuing to assess the effects of the Tax Act on our indefinite reinvestment assertion and the realizability of our U.S. deferred tax assets. We are not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that will apply to us beginning in our fiscal year ending September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax).
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
As of June 30, 2018 and September 30, 2017, we had unrecognized tax benefits of $9.7 million and $14.8 million, respectively. If all our unrecognized tax benefits as of June 30, 2018 were to become recognizable in the future, we would record a benefit to the income tax provision of $9.7 million, which would be partially offset by an increase in the U.S. valuation allowance of $3.8 million.
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
In the fourth quarter of 2016, we received an assessment of approximately $12 million from the tax authorities in Korea.  The assessment relates to various tax issues, primarily foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that upon completion of a multi-level appeal process it is more likely than not that our positions will be sustained.  Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 and have recorded the amount in other assets, pending resolution of the appeal process.
In the first quarter of 2018, as a result of the adoption of ASU 2016-09, we recognized previously unrecognized tax benefits of $37.0 million as increases in deferred tax assets for tax loss carryovers and tax credits, primarily in the U.S. A corresponding increase to the valuation allowance of $36.9 million was recorded to the extent that it was not more likely than not that these benefits would be realized.
12. Debt
At June 30, 2018 and September 30, 2017, we had the following long-term debt obligations:

	June 30, 2018	September 30, 2017
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility revolver	198,125	218,125
Total debt	698,125	718,125
Unamortized debt issuance costs for the Senior notes (1)	(5,072)	(5,719)
Total debt, net of issuance costs (2)	$693,053	$712,406
(1) Unamortized debt issuance costs related to the credit facility were $1.3 million and $2.0 million as of June 30, 2018 and September 30, 2017, respectively, and were included in other assets.
(2) As of June 30, 2018 and September 30, 2017, all debt was included in long-term debt.
Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all the covenants as of June 30, 2018.
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
As of June 30, 2018, the total estimated fair value of the Notes was approximately $520 million, based on quoted prices for the notes on that date.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of June 30, 2018, the fair value of our credit facility approximates its book value.
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
As of June 30, 2018, we had $198.1 million in loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of June 30, 2018, the annual interest rate for borrowings outstanding was 3.88%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.
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

As of June 30, 2018, our total leverage ratio was 2.45 to 1.00, our senior secured leverage ratio was 0.73 to 1.00 and our fixed charge coverage ratio was 6.82 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of June 30, 2018, we estimate approximately $1.1 million to $3.1 million in legal proceedings and claims, of which we had accrued $1.0 million.
Accounts Receivable
Accounts receivable as of June 30, 2018 includes an amount invoiced under a multi-year contract for which the period of performance, and related revenue recognized, has spanned a number of years (with no revenue recognized since the first quarter of 2017). The invoiced amount is being disputed by the customer. If we are unable to reach a mutual business resolution, we intend to vigorously pursue collection of the full invoiced amount. If we are unsuccessful in collecting the full invoiced amount, there could be a write-down of accounts receivable and professional services revenue, which could range from $0 to $17.3 million.
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

14. Subsequent Events
Investment in PTC
As part of a strategic partnership, on July 19, 2018, Rockwell Automation made a $1,000 million equity investment in PTC, by acquiring 10,582,010 shares at a price of $94.50 per share, which represented a premium over our closing share price on June 11, 2018, the date upon which we entered into a securities purchase agreement. The Chairman and CEO of Rockwell Automation has joined PTC's board of directors.
Share Repurchases
We entered into a $1,000 million accelerated share repurchase ("ASR") agreement with a major financial institution ("Bank") on July 20, 2018. We used cash proceeds from the Rockwell Automation investment to fund the repurchase.

On July 20, 2018, 8,244,873 shares repurchased at the market price of $97.03 per share were delivered to us (totaling $800 million). The remaining $200 million represents the amount held back by the Bank pending final settlement of the ASR. Upon settlement of the ASR, the total shares repurchased by us will equal up to $1,000 million divided by a share price equal to the average daily volume weighted-average price of our common stock during the term of the ASR program less a fixed per share discount. Final settlement of the ASR will occur between 7.5-months and 10-months after execution, at the Bank's discretion. All shares repurchased are automatically restored to the status of authorized and unissued.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our fourth quarter and full fiscal 2018 targets, and other future financial and growth expectations and targets and anticipated tax rates, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate; customers may not purchase our solutions or convert existing support contracts to subscription when or at the rates we expect; our businesses, including our Internet of Things (IoT) business, may not expand and/or generate the revenue we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license & subscription solutions, support and professional services could be different than we expect, which could impact our EPS results; our transition to subscription-only licensing could adversely affect sales and revenue; sales of our solutions as subscriptions may not have the longer-term effect on revenue and earnings that we expect; bookings associated with minimum ACV commitments under our strategic alliance agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect; we may be unable to improve performance in Japan when or as we expect; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash or our credit facility limits or other matters could preclude share repurchases. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.
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
Expand Subscription Licensing
Our goal is to increase the percentage of licenses sold as subscriptions to increase our recurring revenue. Effective January 1, 2018, new software licenses for our core solutions and ThingWorx solutions are available only by subscription in the Americas and Western Europe. Perpetual and subscription licenses will be available to customers outside the Americas and Western Europe through December 31, 2018. Effective January 1, 2019, only subscription software licenses for our core solutions and ThingWorx industrial innovation platform will be available. Kepware will continue to be available under perpetual licensing.

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
Executive Overview
Our revenue results in the quarter reflect the adoption of subscription licensing by our customers and the compounding effect of the subscription business model as subscription revenue recurs and new subscription revenue is added in the year. Subscription revenue, software revenue and total revenue were all up over the third quarter of 2017, despite a 1,400 basis point increase in subscription mix year over year. Recurring revenue represented approximately 91% of our software revenue in the third quarter of 2018, up from 87% a year ago. Our revenue results also drove our operating margin results for the quarter despite increases in sales and marketing and research and development expenses, with both GAAP and non-GAAP operating margins, and EPS up over the prior year period.
In fiscal 2018, we have focused on several new strategic partnerships. We continued to see momentum with the Microsoft partnership that we signed early in the second quarter, closing ten new joint deals in the quarter. In the third quarter, we entered into a significant strategic alliance agreement with Rockwell Automation to align our respective factory automation software solutions and sell a combined software suite into our respective markets. We also entered into a strategic agreement with Ansys to embed breakthrough simulation capabilities inside our Creo product to create the first fully-integrated CAD and real-time simulation solution.

Revenue Results
(in millions)
$350
$300
$250
$200
$150
$100
$50
$0
$291
$315
$248
$274
$215
$248
Total Revenue
Total Software
Total Recurring Revenue
Q3 2017
Q3 2018

	Three months ended			Constant Currency Change	Nine months ended			Constant Currency Change
	June 30, 2018	July 1, 2017			June 30, 2018	July 1, 2017
Revenue			Change				Change
	(in millions)
Subscription	$126.7	$74.9	69%	65%	$339.7	$195.0	74%	69%
Support	121.1	140.4	(14)%	(17)%	379.0	433.6	(13)%	(16)%
Total recurring revenue	247.8	215.3	15%	12%	718.7	628.6	14%	11%
Perpetual license	25.8	32.3	(20)%	(23)%	82.6	94.1	(12)%	(15)%
Total subscription, support and license revenue	273.6	247.6	10%	7%	801.3	722.7	11%	7%
Professional services	41.2	43.7	(6)%	(8)%	128.0	134.9	(5)%	(10)%
Total revenue	$314.8	$291.3	8%	5%	$929.3	$857.7	8%	5%

	Three months ended			Nine months ended
Earnings Measures	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change

Operating Margin	6.9%	3.9%		6.6%	2.7%
Earnings (Loss) Per Share	$0.14	$(0.01)	1,859%	$0.33	$(0.10)	440%
Non-GAAP Operating Margin(1)	17.9%	15.4%		17.3%	15.6%
Non-GAAP Earnings Per Share(1)	$0.36	$0.28	29%	$1.00	$0.84	20%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Financial Measures below.
We ended the quarter with cash, cash equivalents and marketable securities of $321 million. We generated $185 million of cash from operations in the first nine months of 2018, compared to $102 million in the first nine months of 2017. As part of our previously announced share repurchase program, we completed a $100 million accelerated stock repurchase agreement and retired 1.15 million shares during the quarter. We borrowed $150 million, in part to finance the share repurchase, $100 million of which was repaid prior to quarter end. At June 30, 2018, the balance outstanding under our credit facility was $198 million and total debt outstanding was $693 million, net of deferred financing fees.

Operating Measures
We provide these measures to help investors understand the progress of our subscription transition. These measures are not necessarily indicative of revenue for the period or any future period.
License and Subscription Bookings
License and subscription bookings for the third quarter of 2018 were $113 million, up 26% (23% on a constant currency basis) compared to the third quarter of 2017. On a year-to-date basis, license and subscription bookings were $316 million, up 15% (11% on a constant currency basis) over the first nine months of 2017. For the first nine months of 2018 we saw continued strength in license and subscription bookings across our product portfolio, particularly from PLM, CAD, and IoT (when adjusted for an eight-figure booking in the first quarter of 2017), which all grew at or above our estimated market growth rates. For the second quarter in a row, SLM posted solid license and subscription bookings. IoT license and subscription bookings also benefited from customer expansions, which accounted for over 50% of our ThingWorx bookings. Additionally, our global channel continues to exceed expectations, growing license and subscription bookings in double-digits for the tenth consecutive quarter.
Subscription bookings as a percentage of license and subscription bookings in the third quarter and first nine months of 2018 increased by 1400 basis points and 700 basis points, respectively, compared to the third quarter and first nine months of 2017. Subscription bookings as a percentage of license and subscription bookings continued to grow in the third quarter of 2018 despite foreign exchange headwinds and a geographic mix of sales slightly more weighted to Asia Pacific, where we still sell perpetual licenses. Subscription license bookings increased in part due to customers finding our subscription license offerings more attractive than our perpetual license and support offerings, our incentive plans that are designed to drive subscription sales and the fact that we began offering our software (other than Kepware) only by subscription in the Americas and Western Europe at the beginning of our second quarter of 2018. Subscription license bookings also increased due to support contract conversion and channel program incentives. We have further significant opportunities to convert support contracts to subscriptions.
Americas license and subscription bookings grew 9% and 8% in the third quarter and the first nine months of 2018 compared to the year-ago periods. European license and subscription bookings increased 16% (11% constant currency) and 11% (3% constant currency) in the third quarter and first nine months of 2018 compared to the year-ago periods; the year-over-year comparison is negatively impacted by a $7 million deal we closed in the fourth quarter of 2017 instead of the first quarter of 2018. Asia Pacific license and subscription bookings increased by more than 20% in the third quarter and the first nine months of 2018 compared to the year-ago periods, driven by solid performance in China, Taiwan and Korea and by an easier comparison due to weak performance in Japan in the third quarter of 2017. Japan performed above our expectations in the third quarter, and we believe the challenges there are behind us.
Subscription ACV
Subscription ACV increased 54% over the third quarter of 2017 to $44 million. The increase in subscription ACV is primarily due to strong subscription bookings in the quarter. The subscription mix increased year over year to 78% of total bookings. Both of these measures are tied to the increase in bookings discussed above.
Annualized Recurring Revenue (ARR)
ARR was approximately $994 million for the third quarter of 2018, which increased 15% ($129 million) year over year and grew 3% ($33 million) sequentially.
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

	June 30, 2018	September 30, 2017	July 1, 2017
	(Dollar amounts in millions)
Deferred revenue (billed)	$484	$459	$465
Unbilled deferred revenue	726	633	443
Total	$1,210	$1,092	$909
Total billed and unbilled deferred revenue increased 33% year-over-year and declined 4% compared to the second quarter of 2018 (sequentially). Billed deferred revenue grew 4% year-over-year and declined 3% sequentially, due to the timing of billings in the year. Recurring revenue billings on July 1, which were included in the third quarter of 2017 but not in the third quarter of 2018, were approximately $39 million in 2018. Unbilled deferred revenue grew 64% year-over-year and declined 5% sequentially; the sequential decline was due to the timing of billings in the year and exchange rate headwinds. The average contract duration has remained approximately 2 years for new subscription contracts.
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

	Three months ended		Percent Change 2017 to 2018		Nine months ended		Percent Change 2017 to 2018
	June 30, 2018	July 1, 2017	Actual	Constant Currency	June 30, 2018	July 1, 2017	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$126.7	$74.9	69%	65%	$339.7	$195.0	74%	69%
Support	121.1	140.4	(14)%	(17)%	379.0	433.6	(13)%	(16)%
Total recurring revenue	247.8	215.3	15%	12%	718.7	628.6	14%	11%
Perpetual license	25.8	32.3	(20)%	(23)%	82.6	94.1	(12)%	(15)%
Total subscription, support and license revenue	273.6	247.6	10%	7%	801.3	722.7	11%	7%
Professional services	41.2	43.7	(6)%	(8)%	128.0	134.9	(5)%	(10)%
Total revenue	314.8	291.3	8%	5%	929.3	857.7	8%	5%
Total cost of revenue	81.6	82.3	(1)%		248.1	246.2	1%
Gross margin	233.2	209.0	12%		681.2	611.4	11%
Operating expenses	211.5	197.8	7%		619.6	588.1	5%
Total costs and expenses	293.1	280.0	5%	2%	867.8	834.3	4%	1%
Operating income	21.7	11.3	93%	45%	$61.5	$23.3	164%	6%
Non-GAAP operating income (1)	$56.4	$44.9	26%	13%	$161.4	$134.2	20%	3%
Operating margin	6.9%	3.9%			6.6%	2.7%
Non-GAAP operating margin (1)	17.9%	15.4%			17.3%	15.6%
Diluted earnings (loss) per share	$0.14	$(0.01)			$0.33	$(0.10)
Non-GAAP diluted earnings per share (2)	$0.36	$0.28			$1.00	$0.84
Cash flow from operations (3)	$49.0	$73.7			$185.3	$102.5

(1) See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures.
(2) We have a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2018 and 2017 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We have recorded the impact of the Tax Cuts and Jobs Act in our first quarter 2018 GAAP earnings, resulting in a non-cash benefit of approximately $7 million. In the third quarter of 2018, we increased the non-cash benefit by approximately $5 million to reflect additional guidance on the state tax implications of the act. We have excluded this benefit from our non-GAAP results.

(3) Cash flow from operations for the nine months ended June 30, 2018 includes $2.5 million of restructuring payments. Cash flow from operations for the nine months ended July 1, 2017 includes $35.3 million of restructuring payments, a $12 million payment related to a Korea tax audit, and $3.3 million of legal settlement payments.

Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. If actual results for the third quarter and first nine months of 2018 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2017, revenue would have been lower by $9.6 million and $35.8 million, respectively, costs and expenses would have been lower by $5.9 million and $22.4 million, respectively, and operating income would have been lower by $3.7 million and $13.4 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the first nine months of 2018 by the exchange rates in effect for the comparable period of 2017 excluding the effect of any hedging.

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
Professional Services
Consulting and training services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Professional services revenue was down 6% (8% constant currency) in the third quarter and down 5% (10% constant currency) for the first nine months of 2018 compared to the year-ago periods. These results are in line with our expectation that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Revenue by Product Group

	Three months ended				Nine months ended
			Percent Change				Percent Change
	June 30, 2018	July 1, 2017	Actual	Constant Currency	June 30, 2018	July 1, 2017	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Products
Software revenue	241.8	222.4	9%	5%	714.1	654.3	9%	5%
Professional services	37.3	41.0	(9)%	(11)%	117.6	128.1	(8)%	(13)%
Total revenue	$279.1	$263.5	6%	3%	$831.8	$782.4	6%	2%
IoT Products
Software revenue	31.8	25.2	26%	24%	87.1	68.4	27%	25%
Professional services	3.9	2.6	49%	46%	10.4	6.9	52%	47%
Total revenue	$35.7	$27.8	28%	26%	$97.5	$75.3	30%	27%

Solutions Group
Software revenue for the third quarter and first nine months of 2018 increased over the third quarter and first nine months of 2017 as a result of strong CAD, PLM and global channel license and subscription bookings over the past two years, offset by a significant increase in the subscription mix in the current period. Subscription sales have increased in part due to our support conversion programs that we have been offering over the past few years whereby customers may convert existing perpetual licenses and support to a new subscription. Recurring software revenue grew 13% both in the third quarter and first nine months of 2018 over the third quarter and first nine months of 2017, and has grown double-digits for six consecutive quarters.
Professional services revenue for the third quarter and first nine months of 2018 declined compared to the third quarter and first nine months of 2017 due to our strategy to limit the amount of professional services we provide.
IoT Group
Software revenue for the third quarter and first nine months of 2018 increased compared to the third quarter and first nine months of 2017 due to increases in license and subscription bookings over the past two years, offset by a significant increase in the subscription mix. Software revenue for the third quarter of 2018 increased 10% sequentially over the second quarter of 2018. Recurring software revenue grew 33% both in the third quarter and first nine months of 2018 over the third quarter and first nine months of 2017. Recurring software revenue increased 7% sequentially over the second quarter of 2018.
Professional services revenue increased in the third quarter and first nine months of 2018 due in part to implementation and adoption services we provide to our IoT customers as part of our efforts to help their IoT initiatives be successful.

Revenue by Geographic Region
Total revenue grew in all regions for the third quarter and first nine months of 2018 compared to the year-ago periods.

	Three months ended				Nine months ended
			Percent Change				Percent Change
	June 30, 2018	July 1, 2017	Actual	Constant Currency	June 30, 2018	July 1, 2017	Actual	Constant Currency
	(Dollar amounts in millions)
Americas
Software revenue	118.0	107.8	9%	9%	344.3	321.3	7%	7%
Professional services	15.4	16.1	(5)%	(4)%	44.6	51.7	(14)%	(14)%
Total revenue	$133.4	$124.0	8%	8%	$388.9	$373.0	4%	4%
Europe
Software revenue	100.9	91.1	11%	3%	299.8	256.4	17%	9%
Professional services	18.9	20.2	(6)%	(10)%	63.2	59.7	6%	(3)%
Total revenue	$119.9	$111.3	8%	1%	$363.0	$316.1	15%	6%
Asia Pacific
Software revenue	54.7	48.7	12%	9%	157.1	145.0	8%	5%
Professional services	6.8	7.3	(7)%	(10)%	20.3	23.6	(14)%	(17)%
Total revenue	$61.5	$56.0	10%	7%	$177.4	$168.6	5%	2%
Americas
Strong license and subscription bookings have been driving revenue growth in the Americas, with new license and subscriptions bookings up 9% and 8% for the third quarter and first nine months of 2018 compared to the year-ago periods, despite a significant increase in the subscription mix.
Europe
Europe revenue growth is the result of seven double-digit year-over-year license and subscription bookings growth quarters between the fourth quarter of 2016 and the third quarter of 2018, despite an increase in subscription mix in the third quarter of 2018 compared to the third quarter of 2017.
Asia Pacific
Asia Pacific revenue growth is due to improved license and subscription bookings performance of more than 20% in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, driven by solid performance in China, Taiwan and Korea and by an easier comparison due to weak performance in Japan in the third quarter of 2017, despite a significant increase in the subscription mix.
Gross Margin

	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Gross margin	$233.2	$209.0	12%	$681.2	$611.4	11%
Non-GAAP gross margin (1)	242.6	219.1	11%	710.0	641.7	11%
Gross margin as a % of revenue:
License and subscription gross margin	84%	80%		83%	78%
Support gross margin	82%	83%		82%	84%
Professional services gross margin	14%	15%		15%	15%
Gross margin as a % of total revenue	74%	72%		73%	71%
Non-GAAP gross margin as a % of total revenue (1)	77%	75%		76%	75%
(1) Non-GAAP measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
The increase in total gross margin in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 is in line with total revenue growth. Total revenue in both the third quarter and first nine months of 2018 grew 8% over the third quarter and first nine months of 2017. Margins for license and subscription are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to each quarterly period. Support gross margins are down in the third quarter and first nine months of 2018 compared to the third quarter and first nine months 2017 primarily due to decreases in support revenue of 14% and 13%, respectively. The support revenue decreases are associated with an increase in our subscription mix and the conversion of existing customers from perpetual licenses with support contracts to subscription.
The professional services gross margin decreased slightly in the third quarter of 2018 compared to the third quarter of 2017 and remained flat in the first nine months of 2018 compared to the first nine months of 2017 due to the decline in revenue, offset by cost management. Professional services revenue declined 6% and 5% in the third quarter and first nine months of 2018, respectively, compared to the year ago periods. The decline in professional services revenue in the first nine months of 2018 is in line with our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.

Total Costs and Expenses

	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license and subscription revenue	$24.0	$21.6	11%	$71.5	$62.3	15%
Cost of support revenue	22.2	23.6	(6)%	67.5	69.0	(2)%
Cost of professional services revenue	35.3	37.0	(4)%	109.2	114.9	(5)%
Sales and marketing	107.7	93.1	16%	305.4	271.6	12%
Research and development	61.2	59.9	2%	187.4	175.5	7%
General and administrative	33.1	35.3	(6)%	101.4	108.8	(7)%
Amortization of acquired intangible assets	7.9	8.0	(2)%	23.6	24.0	(2)%
Restructuring and other charges, net	1.6	1.6	5%	1.8	8.3	(78)%
Total costs and expenses	$293.1	$280.0	5%	$867.8	$834.3	4%
Total headcount at end of period	6,065	5,983	1%
Costs and expenses in the third quarter of 2018 compared to the third quarter of 2017 increased primarily as a result of the following:

•	a $10.7 million ($6.0 million constant currency) increase in compensation expense primarily due to salary and headcount increases and an increase in commission expenses,

•	a $2.5 million increase in cloud services hosting costs; of which $1.3 million is included in cost of license and subscription revenue, and

•	a $1.6 million increase in transactional charges related to structuring strategic agreements, offset by:

•	a $1.8 million decrease in restructuring charges.
Costs and expenses for the third quarter of 2018 compared to the year ago period include a $5.9 million increase due to changes in foreign currency exchange rates.
Costs and expenses for the first nine months of 2018 compared to the first nine months of 2017 increased primarily as a result of the following:

•	a $33.4 million ($16.9 million constant currency) increase in compensation expense primarily due to salary and headcount increases and an increase in commission expenses,

•	a $6.5 million increase in cloud services hosting costs, of which $3.1 million is included in cost of license and subscription revenue,

•	a $1.9 million increase in facility costs (including depreciation), and

•	a $1.1 million increase in acquisition-related and transactional charges related to structuring strategic agreements, offset by:

•	a $9.3 million decrease in restructuring charges, and

•	a $3.8 million decrease in professional fees.
Costs and expenses for the first nine months of 2018 compared to the year ago period include a $22.4 million increase due to changes in foreign currency exchange rates.

Cost of License, Subscription and Support Revenue

Cost of License and Subscription Revenue	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Cost of license and subscription revenue	$24.0	$21.6	11%	$71.5	$62.3	15%
% of total revenue	8%	7%		8%	7%
% of total license and subscription revenue	16%	20%		17%	22%
Our cost of license and subscription includes cost of license, which consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products, and cost of subscription, which includes our cost of cloud services and our cost of software as a service revenue. Costs associated with providing post-contract support such as providing software updates and technical support for both our subscription offerings and our perpetual licenses are included in cost of support revenue. Cost of license and subscription revenue as a percent of license and subscription revenue can vary depending on the subscription mix percentage, the product mix sold, the effect of fixed and variable royalties, headcount and the level of amortization of acquired software intangible assets.
In the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, total compensation increased 2% ($0.2 million) and 13% ($3.4 million), respectively, due to increases in salaries, benefit costs and higher travel expenses. Cloud services hosting costs increased by 42% ($1.3 million) and 38% ($3.1 million), respectively, in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017.
Cost of license and subscription revenue as a percentage of license and subscription revenue has decreased in the third quarter and first nine months of 2018 compared to the year-ago periods due to higher revenue as we realize the benefit of our maturing subscription model.

Cost of Support Revenue	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$22.2	$23.6	(6)%	$67.5	$69.0	(2)%
% of total revenue	7%	8%		7%	8%
% of total support revenue	18%	17%		18%	16%
Cost of support revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs) associated with providing support for both our perpetual licenses and subscription licenses.
Cost of support revenue in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 decreased primarily due to lower headcount, decreases in royalty expense and decreases in professional fees.

Cost of Professional Services Revenue	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$35.3	$37.0	(4)%	$109.2	$114.9	(5)%
% of total revenue	11%	13%		12%	13%
% of total professional services revenue	86%	85%		85%	85%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, total compensation, benefit costs and travel expenses decreased by 11% ($3.1 million) and 6% ($5.2 million), respectively, due to lower headcount; partially offset by higher third-party subcontractor fees, which increased by 17% ($1.0 million) and 3% ($0.7 million), respectively.

Sales and Marketing	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$107.7	$93.1	16%	$305.4	$271.6	12%
% of total revenue	34%	32%		33%	32%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, total compensation, benefit costs and travel expenses increased 20% ($13.9 million) and 14% ($29.5 million), respectively, due to higher commission costs, an increase in headcount, salary increases and stock-based compensation increases.

Research and Development	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Research and development	$61.2	$59.9	2%	$187.4	$175.5	7%
% of total revenue	19%	21%		20%	20%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. In the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 total compensation, benefit costs and travel expenses increased 3% ($1.6 million) and 9% ($12.0 million), respectively, due to an increase in headcount, salary increases and stock-based compensation increases.

General and Administrative	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
General and administrative	$33.1	$35.3	(6)%	$101.4	$108.8	(7)%
% of total revenue	11%	12%		11%	13%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees.
In the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 total compensation, benefit costs and travel expenses decreased 4% ($1.0 million) and 5% ($3.8 million), respectively, primarily due to lower stock-based compensation, offset by increases in headcount and salary increases. Professional fees also declined by $1.1 million and $2.8 million, respectively in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017.

Amortization of Acquired Intangible Assets	Three months ended			Nine months ended
	June 30, 2018	July 1, 2017	Percent Change	June 30, 2018	July 1, 2017	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$7.9	$8.0	(2)%	$23.6	$24.0	(2)%
% of total revenue	2%	3%		3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 is due to certain assets being fully amortized as well as the impact of foreign currency exchange rates.

Restructuring and Other Charges, Net	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions)
Restructuring charges (credits), net	$(0.3)	$1.6	$(1.0)	$8.3
Headquarters relocation charges	1.9	—	2.9	—
Restructuring and Other Charges, Net	$1.6	$1.6	$1.8	$8.3
In fiscal 2016, we committed to a plan to restructure our global workforce and consolidate select facilities to reduce our cost structure and to realign our investments with our identified growth opportunities. The actions have resulted in a total restructuring charge of $84.5 million and was substantially completed in 2017. We expect that the expense reductions will be offset by planned cost increases, investments in other areas of our business and the anticipated effects of foreign currency fluctuations, which effects are contemplated in our most recent financial targets for fiscal 2018. In the third quarter and first nine months of 2018, we recorded restructuring credits of $0.3 million and $1.0 million, respectively, primarily related to changes in estimated costs related to the closure of excess facilities. In the third quarter and first nine months of 2018, we made cash payments related to restructuring charges of $0.5 million and $2.5 million, respectively, compared to $6.4 million and $35.3 million in the third quarter and first nine months of 2017, respectively. At June 30, 2018, accrued restructuring totaled $2.7 million, of which we expect to pay $1.6 million within the next twelve months.
Headquarters relocation charges represent accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility. In 2019, we will be moving into a new worldwide headquarters in the Boston Seaport District, and we will be vacating our current headquarters space. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space. Further, if we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record additional headquarters relocation charges related to any rent shortfall. A charge for such shortfall will be recorded in the earlier of the period that we cease using the existing space (which will likely occur in the second quarter of our fiscal 2019) or the period we exit the lease contract. Additionally, we will incur other costs associated with the move which will be recorded as incurred.

Interest Expense	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions)
Interest expense	$(10.6)	$(10.2)	(31.1)	(32.2)
In March 2017 we modified our credit facility to decrease the loan commitment to $600 million from $900 million, which reduced interest expense in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 by $0.1 million and $1.7 million, respectively, due to the write-off of deferred financing fees and reduction of the associated commitment fees. We had $698 million of total debt at June 30, 2018, compared to $718 million at July 1, 2017.

Interest Income and Other Expense, net	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions)
Interest income	$0.9	$0.8	$2.5	$2.4
Other expense, net	(2.0)	(1.2)	(5.0)	(0.4)
Total interest income and other expense, net	$(1.1)	$(0.4)	$(2.5)	$2.0

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

Income Taxes	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(Dollar amounts in millions)
Pre-tax income (loss)	$10.0	$0.7	$28.0	$(6.9)
Tax provision (benefit)	(7.0)	1.7	(10.8)	4.3
Effective income tax rate	(70)%	236%	(39)%	(63)%
In the first nine months of 2018 and 2017, our effective tax rate was lower than the statutory federal income tax rates (21% and 35%, respectively) due to U.S. tax reform, as described below, and our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018 and 2017, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2018 and 2017 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the first nine months of 2018 and 2017, this realignment resulted in tax benefits of approximately $9 million and $21 million, respectively.
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
We estimate no federal income taxes payable as a result of the deemed repatriation of undistributed earnings, as we estimate that the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. In the third quarter we reduced our estimate for state income taxes payable by $5.4 million to reflect additional guidance on the state implications of the Tax Act. In the first nine months of 2018, we have recorded a reasonable estimate of state income taxes payable on the deemed repatriation of $1.7 million.  We also recorded a deferred tax benefit of $14.1 million as a reasonable estimate of the impact of the Tax Act on our net U.S. deferred income tax balances.  This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely, and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
We are continuing to assess the effects of the Tax Act on our indefinite reinvestment assertion and the realizability of our U.S. deferred tax assets. We are not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that will apply to us beginning in our fiscal year ending September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax).
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
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering many variables, including pricing, support, length of term, and renewal rates. In 2017 and for the third quarter and first nine months of 2018, the average subscription contract term was approximately two years.
We define subscription ACV as the total value of a new subscription booking divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, the ACV is equal to the total contract value. Beginning in the third quarter of 2018, minimum ACV commitments under our Strategic Alliance Agreement with Rockwell Automation are included in subscription ACV if the period-to-date minimum ACV commitment exceeds actual ACV sold under the Agreement.
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
Acquisition-related and other transactional charges included in general and administrative costs are direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. Subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are also included within acquisition-related charges. Other transactional charges include third-party costs related to structuring unusual transactions. We do not include these costs when reviewing our operating results internally. The occurrence and amount of these costs will vary depending on the timing and size of acquisitions.
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

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions, except per share amounts)
GAAP revenue	$314.8	$291.3	$929.3	$857.7
Fair value of acquired deferred revenue	0.3	0.6	1.0	2.2
Non-GAAP revenue	$315.1	$291.9	$930.3	$859.9

GAAP gross margin	$233.2	$209.0	$681.2	$611.4
Fair value of acquired deferred revenue	0.3	0.6	1.0	2.2
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.3)	(0.3)
Stock-based compensation	2.4	3.0	8.1	9.1
Amortization of acquired intangible assets included in cost of revenue	6.8	6.5	20.0	19.3
Non-GAAP gross margin	$242.6	$219.1	$710.0	$641.7

GAAP operating income	$21.7	$11.3	$61.5	$23.3
Fair value of acquired deferred revenue	0.3	0.6	1.0	2.2
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.3)	(0.3)
Stock-based compensation	16.7	16.6	52.0	56.1
Amortization of acquired intangible assets included in cost of revenue	6.8	6.5	20.0	19.3
Amortization of acquired intangible assets	7.9	8.0	23.6	24.0
Acquisition-related and other transactional charges included in general and administrative expenses	1.6	0.3	1.7	1.0
U.S. pension plan termination-related costs	—	0.3	—	0.3
Headquarters relocation charges	1.9	—	2.9	—
Restructuring charges, net	(0.3)	1.6	(1.0)	8.3
Non-GAAP operating income	$56.4	$44.9	$161.4	$134.2

GAAP net income (loss)	$17.0	$(1.0)	$38.8	$(11.2)
Fair value of acquired deferred revenue	0.3	0.6	1.0	2.2
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.3)	(0.3)
Stock-based compensation	16.7	16.6	52.0	56.1
Amortization of acquired intangible assets included in cost of revenue	6.8	6.5	20.0	19.3
Amortization of acquired intangible assets	7.9	8.0	23.6	24.0
Acquisition-related and other transactional charges included in general and administrative expenses	1.6	0.3	1.7	1.0
U.S. pension plan termination-related costs	—	0.3	—	0.3
Headquarters relocation charges	1.9	—	2.9	—
Restructuring charges, net	(0.3)	1.6	(1.0)	8.3
Non-operating credit facility refinancing costs	—	—	—	1.2
Income tax adjustments (1)	(9.7)	(0.2)	(20.7)	(2.8)
Non-GAAP net income	$42.1	$32.6	$117.9	$98.0

GAAP diluted earnings (loss) per share	$0.14	$(0.01)	$0.33	$(0.10)
Fair value of acquired deferred revenue	—	0.01	0.01	0.02
Stock-based compensation	0.14	0.14	0.44	0.48
Amortization of acquired intangible assets	0.12	0.12	0.37	0.37
Acquisition-related and other transactional charges included in general and administrative expenses	0.01	—	0.01	0.01
Headquarters relocation charges	0.02	—	0.02	—
Restructuring charges, net	—	0.01	(0.01)	0.07
Non-operating credit facility refinancing costs	—	—	—	0.01
Income tax adjustments (1)	(0.08)	—	(0.18)	(0.02)
Non-GAAP diluted earnings per share	$0.36	$0.28	$1.00	$0.84

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
GAAP operating margin	6.9%	3.9%	6.6%	2.7%
Fair value of acquired deferred revenue	0.1%	0.2%	0.1%	0.3%
Stock-based compensation	5.3%	5.7%	5.6%	6.5%
Amortization of acquired intangible assets	4.7%	5.0%	4.7%	5.0%
Acquisition-related and other transactional charges included in general and administrative expenses	0.5%	0.1%	0.2%	0.1%
U.S. pension plan termination-related costs	—%	0.1%	—%	—%
Headquarters relocation charges	0.6%	—%	0.3%	—%
Restructuring charges, net	(0.1)%	0.5%	(0.1)%	1.0%
Non-GAAP operating margin	17.9%	15.4%	17.3%	15.6%

(1)
We have a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2018 and 2017 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We recorded the impact of the Tax Cuts and Jobs Act in our first quarter 2018 GAAP earnings, resulting in a non-cash benefit of approximately $7 million. In the third quarter of 2018, we increased the non-cash benefit by approximately $5 million to reflect additional guidance on the state tax implications of the act. We have excluded these benefits from our non-GAAP results.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations some of which are expected to have a material impact on our consolidated financial statements. Refer to Note 1. Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q for all recently issued accounting pronouncements which is incorporated herein by reference.

Liquidity and Capital Resources

	June 30, 2018	July 1, 2017
	(in thousands)
Cash and cash equivalents	$266,552	$260,695
Short- and long-term marketable securities	54,172	50,189
Total	$320,724	$310,884

	Nine months ended
	June 30, 2018	July 1, 2017
	(in thousands)
Cash provided by operating activities	$185,322	$102,463
Cash used by investing activities	(30,089)	(9,808)
Cash used by financing activities	(165,075)	(108,498)
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $54 million with an average maturity of 15 months. At June 30, 2018, cash and cash equivalents totaled $267 million, compared to $280 million at September 30, 2017, reflective of $185 million in operating cash flows and $7.5 million from the issuance of common stock under our Employee Stock Purchase Plan, offset by $100 million used to repurchase common stock, $45 million used to pay withholding taxes on stock-based awards that vested in the period, $20 million of net repayments made under our credit facility, $19 million used to acquire capital assets, $8 million used to pay contingent consideration, $6 million used to purchase businesses and intangible assets and $5 million used to purchase investments and marketable securities.
A significant portion of our cash is generated and held outside the U.S. At June 30, 2018, we had cash and cash equivalents of $17 million in the U.S., $97 million in Europe, $123 million in Asia Pacific (including India), and $29 million in other non-U.S. countries. All the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Cash provided by operating activities
Cash provided by operating activities was $185 million in the first nine months of 2018, compared to $102 million in the first nine months of 2017. The increase is primarily due to higher collections of accounts receivable, lower restructuring payments (down $33 million year over year), and the $12 million payment related to the Korean tax audit made in the first quarter of 2017.
Net income for the first nine months of 2018 was $39 million compared to a net loss for the first nine months of 2017 of $11 million.

Cash used by investing activities

	Nine months ended
	June 30, 2018	July 1, 2017
	(in thousands)
Cash provided (used) by investing activities included the following:
Additions to property and equipment	$(18,666)	$(19,333)
Acquisitions of businesses, net of cash acquired	(3,000)	(4,960)
Purchase of intangible asset	(3,000)	—
Purchases of short- and long-term marketable securities	(18,063)	(14,173)
Proceeds from maturities of short- and long-term marketable securities	13,640	13,440
Purchases of investments	(1,000)	—
Proceeds from sales of investments	—	15,218
	$(30,089)	$(9,808)

Our expenditures for property and equipment consisted primarily of computer equipment, software, office equipment and facility improvements. In the first nine months of 2018 we also used net $4 million to purchase additional marketable securities, $3 million to acquire developed software, $3 million for a small business acquisition and $1 million for a small investment.
Cash used by financing activities

	Nine months ended
	June 30, 2018	July 1, 2017
	(in thousands)
Cash used by financing activities included the following:
Net borrowings (repayments) of debt	$(20,000)	$(40,000)
Repurchases of common stock	(100,000)	(34,994)
Payments of withholding taxes in connection with vesting of stock-based awards	(44,797)	(26,244)
Proceeds from issuance of common stock	7,472	3,978
Contingent consideration	(7,750)	(11,054)
Credit facility origination costs	—	(184)
	$(165,075)	$(108,498)
The net repayments in the first nine months of 2018 reflect borrowings of $200 million under our credit facility to fund working capital requirements and stock repurchases, offset by repayments of $220 million. In the first nine months of 2018 we repurchased $100 million in common stock. We also paid $45 million in withholding taxes in connection with vesting of stock based awards, made $8 million in contingent consideration payments, and received $7 million from the sale of common stock under our ESPP plan.
Credit Agreement
We maintain a multi-currency credit facility with a syndicate of banks with a $600 million revolving loan commitment. The revolving loan commitment may be increased by an additional $500 million if the existing or additional lenders are willing to make such increased commitments. Outstanding revolving loan amounts may be repaid in whole or in part, without penalty or premium, prior to the September 15, 2019 maturity date, when all remaining amounts outstanding will be due and payable in full. As of June 30, 2018, the fair value of our credit facility approximates its book value.
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

As of June 30, 2018, we had $198.1 million in revolving loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. As of June 30, 2018, the weighted average annual interest rate for amounts outstanding was 3.88%.  We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
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

	Required Ratio	Ratio as of June 30, 2018
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter.	Not > 4.50:1.00	2.45 to 1.00
Fixed Charge Coverage Ratio Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter.	> 3.50:1.00	6.82 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter.
	Not > 3.00:1.00	0.73 to 1.00
As of the end of the third quarter of 2018, we had approximately $384 million of borrowing capacity under the credit facility.
As of June 30, 2018, we were in compliance with all financial and operating covenants of the credit facility.
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
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of the notes then outstanding and accrued interest. As of June 30, 2018, we were in compliance with all such covenants.
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

On September 14, 2017, our Board of Directors authorized us to repurchase up to $500 million of our common stock in the period October 1, 2017 through September 30, 2020. In the third quarter of 2018, we repurchased $100 million of our common stock through an ASR agreement with a major financial institution at a purchase price determined by the average market price over a period of time, with final settlement in June 2018. In July 2018, our Board of Directors has authorized us to repurchase up to an additional $1,000 million of our common stock through September 30, 2020. We entered into a new, $1,000 million ASR as described in Note 14. Subsequent Events. Final settlement of this ASR is expected to occur in 7.5 to 10 months.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the third quarter of 2018.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 28, 2018	951,814	87.19	951,814	$420,000,000 (2)(3)
April 29, 2018 - May 26, 2018	—	—	—	$420,000,000 (2)(3)
May 27, 2018 - June 30, 2018	195,160	87.19	195,160	$400,000,000 (2)(3)
Total				$400,000,000 (2)

(1) Periods are our fiscal months within the fiscal quarter.
(2) On September 14, 2017, our Board authorized us to repurchase up to $500 million worth of our shares in the period October 1, 2017 through September 30, 2020, which repurchase program we announced on September 19, 2017. Our Board expanded this authorization to $1,500 million on July 19, 2018, upon closing of the $1,000 million investment by Rockwell Automation.
(3) In April 2018, we made a $100 million payment to repurchase shares pursuant to an ASR with a major financial institution, of which 951,814 shares were repurchased in April and an additional 195,160 shares were repurchased in June 2018. See Note 5. Earnings per Share (EPS) and Common Stock of "Notes to Consolidate Financial Statements" included in this Quarterly Report.

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

4.3	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1	Amended and Restated Strategic Alliance Agreement by and between PTC Inc. and Rockwell Automation, Inc. dated as of June 18, 2018.

10.2
Securities Purchase Agreement by and between PTC Inc. and Rockwell Automation, Inc., dated as of June 11, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2018 (File No. 0-18059) and incorporated herein by reference)

10.3
Registration Rights Agreement, by and between the Company and Rockwell Automation, Inc., dated July 19, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 11, 2018 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and July 1, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and July 1, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and July 1, 2017; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: July 31, 2018