Form 10-K
period 2018-09-30
PTC INC.
filed 2018-11-16
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2018
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
Securities registered pursuant
to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑
The aggregate market value of our voting stock held by non-affiliates was approximately $8,976,658,598 on April 1, 2018 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on March 29, 2018. There were 116,337,920 shares of our common stock outstanding on that day and 118,675,240 shares of our common stock outstanding on November 15, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders (2019 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2018

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
PTC is a global software and services company that delivers solutions to enable our industrial customers' digital transformations, helping them to better design, manufacture, operate, and service their products.
Our Internet of Things (IoT) solutions are focused on Smart Connected Operations (SCO), Smart Connected Products (SCP), and Smart Connect Systems, that enable companies to connect factories and plants, smart products, and enterprise systems, bridging the physical and digital worlds, to transform their businesses. Our Solutions portfolio of innovative Computer-Aided Design (CAD) and Product Lifecycle Management (PLM) solutions enable manufacturers to create, innovate, operate, and service products.

PTC
IoT		Solutions
Internet of Things (IoT)	Augmented Reality (AR)	Computer Aided Design (CAD)	Product Lifecycle Management (PLM)
Industrial Innovation Platform enabling connectivity, rapid application development, and purpose-built solutions	Industrial AR solutions to increase efficiency and technical proficiency of skilled workers in manufacturing and service settings	Effective and collaborative product design across the globe	Efficient and consistent management of product information from concept to retirement across the enterprise processes and distributed teams
Our Principal Products and Services
We generate revenue through the sale of software licenses, subscriptions (which include license access, support and cloud services for a period of time), support (which includes technical support and software updates when and if available), and services (which include consulting and implementation and training). We report revenue by line of business (subscription, support, perpetual license and professional services), by geographic region, and by segment (Software Products and Professional Services).
IoT
Our IoT products and solutions are focused on Smart Connected Operations such as plants and factories, Smart Connected Products, and Smart Connected Systems. With these products and solutions, industrial companies can drive their digital transformations across the enterprise, transforming how they run their plants and factories, how they service their products, and how they better leverage information across their enterprise to increase productivity, improve factory and plant efficiency, reduce operational risk, and achieve better system interoperability. Our solutions enable our customers to bridge their physical and digital worlds.

Our principal IoT products are described below.

Our ThingWorx® industrial innovation platform delivers tools, technologies, and solutions that empower companies to rapidly develop and deploy powerful industrial IoT applications, enabling customers to transform their operations, products and services and unlock new business models. ThingWorx enables customers to reduce the time, cost, and risk required to build and deploy IoT applications; connect devices, systems, and applications; manage connected products; and analyze industrial IoT data. Our ThingWorx solutions include cloud-based tools that allow customers to easily and more securely connect products and devices to the cloud, and intelligently process and store product and sensor data. Additionally, ThingWorx offers sophisticated artificial intelligence and machine learning technology that enables customers to simplify and automate complex analytical processes that enhance industrial IoT solutions through real-time insights, predictions and recommendations from information collected from smart, connected products.

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

Our Vuforia Studio™ solution is a powerful, easy-to-use, cloud dependent tool that enables industrial enterprises to rapidly author and publish augmented reality experiences. These augmented reality experiences overlay important digital information from IoT onto the view of the physical things on which the user is working, including for example 3D step-by-step operating or repair instructions or a dashboard of analytics data.

Solutions
Our principal Solutions products are described below.
CAD
Our CAD products enable users to create conceptual and detailed designs, analyze designs, perform engineering calculations and leverage the information created downstream using 2D, 3D, parametric and direct modeling. Our principal CAD products are described below.

Our Creo® interoperable suite of product design software provides a scalable set of packages for design engineers to meet a variety of specialized needs. Creo provides capabilities for design flexibility, advanced assembly design, piping and cabling design, advanced surfacing, comprehensive virtual prototyping and other essential design functions. Our Creo solutions include augmented and virtual reality through a native cloud dependent integration with our Vuforia® solution. With every seat of Creo, our customers can create and publish AR experiences and share their design instantly to collaborate with anyone in the world on any device.
In 2019, we will launch a version of Creo that will include the Discovery Live real-time simulation technology from ANSYS. This solution will offer customers a unified modeling and simulation environment and provide design engineers with an interactive design experience that will enable them to create higher quality products, while reducing product and development costs.

PLM
Our PLM products are designed to address common challenges that companies face over the life of their products, from concept to retirement. Our PLM products enable efficient and consistent product data management from inception through design, as well as communication and collaboration across the entire enterprise, including product development, manufacturing and the supply chain.
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
With Windchill 11.1, we introduced augmented reality (AR) capabilities to Windchill customers. This cloud dependent functionality enables customers to build a digital product definition and publish the representation of the resulting product in AR. Using AR in the product development process enables companies to connect the digital model to the physical product to determine real-time behavior, conduct product design reviews in real-world environments, and share the product definition with disparate stakeholders.

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

Other Solutions

Our Servigistics® suite enables more effective service parts management, enabling customers to continuously improve their products and services and increase customer satisfaction.
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
Strategic Partners
Building an ecosystem of strategic partners will become increasingly important as we expand the capabilities of our core solutions, and IoT offerings and as we expand our addressable markets by leveraging our partner sales distribution channels. With this in mind, in 2018, we entered into the three strategic partner relationships below to jointly develop, market and sell integrated products and services.
We partnered with Rockwell Automation to align our respective smart factory technologies to address the market for smart, connected operations, with particular focus on the plant and factory setting. As part of this strategic alliance, we will align our ThingWorx® IoT, Kepware® industrial connectivity, and Vuforia® augmented reality (AR) platforms with Rockwell Automation’s

FactoryTalk® MES, FactoryTalk Analytics, and Industrial Automation platforms, and we both will offer these solutions in the market. During the term of the contract, Rockwell Automation has exclusive rights to resell certain of our solutions to certain customers and geographic regions. In connection with this strategic alliance, Rockwell Automation made a $1 billion equity investment in PTC.
We partnered with Microsoft to make the ThingWorx® Industrial Innovation Platform available on the Microsoft Azure cloud platform as our preferred cloud platform. By partnering with Microsoft, we are able to leverage the two companies’ complementary technologies and together pursue opportunities in industrial sectors. This integration enables us to deliver a combined and connected solution for industrial IoT and digital product lifecycle management that enable companies to bring new products to market faster, enhance customer service, and introduce new revenue streams, while reducing operating costs.
We partnered with ANSYS to enable us to embed Ansys' Discovery Live real-time simulation within Creo, enabling us to offer a fully-integrated CAD and real-time simulation solution.
Our Markets and How We Address Them
We compete in the Industrial IoT (IIoT) and augmented reality markets and the CAD and PLM markets. The markets we serve present different growth opportunities for us. We see greater opportunity for market growth for our IIoT and Augmented Reality solutions for the enterprise, followed by more moderate market growth for our CAD and PLM solutions.
We derive most of our sales from products and services sold directly by our sales force to end-user customers. Approximately 20% to 30% of our sales of products and services are through third-party resellers and other strategic partners. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. Our strategic services partners provide service offerings to help customers implement our product offerings. As we grow our IIoT business, we expect our go-to-market strategy will rely more on partners, including the types of strategic partners described above, and marketing directly to end users and developers.
Additional financial information about our segments and international and domestic operations may be found in Note Q. Segment Information of Notes to Consolidated Financial Statements in this Annual Report, which information is incorporated herein by reference.
Competition
We compete with a number of companies that offer solutions that address one or more specific functional areas covered by our solutions. In our IIoT business, we compete with large established companies like Amazon, IBM Corporation, Cisco, Oracle, SAP, and General Electric. There are also a number of small companies that compete in the market for IoT products. We believe our ThingWorx IoT platform is complementary to the offerings of many of our competitors and we have partnered with many of the named competitors. For enterprise CAD and PLM solutions, we compete with companies including Dassault Systèmes SA and Siemens AG; for discrete desktop CAD products, we compete with Autodesk, Siemens and Dassault Systèmes. For PLM solutions, we also compete with Oracle Corporation and SAP AG but we believe our products are more specifically targeted toward the business process challenges of manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions.
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
Employees
As of September 30, 2018, we had 6,110 employees, including 2,084 in product development; 1,676 in customer support, training, consulting, cloud services and product distribution; 1,642 in sales and marketing; and 708 in general and administration. Of these employees, 2,151 were located in the United States and 3,959 were located outside the United States.
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
Executive Officers
Information about our executive officers is incorporated by reference from our 2019 Proxy Statement.
Corporate Information
PTC was incorporated in Massachusetts in 1985 and is headquartered in Needham, Massachusetts.

ITEM 1A.	Risk Factors

The following are important factors we have identified that could affect our future results. You should consider them carefully when evaluating an investment in PTC securities or any forward-looking statements made by us, including those contained in this Annual Report, because these factors could cause actual results to differ materially from historical results or the performance projected in forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. Holders of the 6.00% Senior Notes due 2024 (the “2024 6% Notes”) that we issued in May 2016 should also consider the risk factors related to those notes described in the prospectus supplement we filed with the Securities and Exchange Commission on May 5, 2016, which are incorporated herein by reference.
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

•	our adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 in 2019 will create significant quarterly revenue volatility;

•	a significant percentage of our orders comes from transactions with large customers, which tend to have long lead times that are less predictable;

•	our mix of license, subscription and service revenues can vary from quarter to quarter, creating variability in our financial results;

•	one or more industries that we serve may have weak or negative growth;

•	our operating expenses are largely fixed in the short term and are based on expected revenues, so any failure to achieve our revenue targets could cause us to miss our earnings targets as well;

•	because a significant portion of our revenue and expenses are generated from outside the U.S., shifts in foreign currency exchange rates could adversely affect our reported results; and

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
We began offering most of our solutions under a subscription option in 2015, in addition to a perpetual license option. Under a subscription, customers pay a periodic fee for the right to use our software and receive support, or to use our cloud services and have us manage the application for a specified period. Through 2018, under a subscription, revenue is recognized ratably over the term of the subscription while under a perpetual license, revenue is generally recognized upon purchase. A significant number of our customers have elected to purchase our solutions as subscriptions rather than under perpetual licenses. As a result, our license revenues have declined. Our support revenue (which comprises a significant portion of our revenue) has also decreased due to support services being included in the subscription offering and to customers converting their support contracts into subscriptions. We discontinued sales of perpetual licenses for most of our products in the Americas and Western Europe as of January 1, 2018 and intend to discontinue sales of such perpetual licenses in all remaining geographic regions as of January 2019, which will likely accelerate these effects on our revenue. As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Revenue Sources and Recognition, and in Note B. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, we adopted ASC 606 effective October 1, 2018, which will change how we account for revenue transactions and will affect the timing of our revenue period to period.
We may not be able to predict subscription renewal rates and their impact on our future revenue and operating results.
Although our subscription solutions are designed to increase the number of customers that purchase our solutions as subscriptions and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when or as we expect. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction, and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs, or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they renew on less favorable terms, our revenues and earnings may decline.

Our long range financial targets are predicated on bookings and revenue growth and operating margin improvements that we may fail to achieve, which could reduce our expected earnings and cause us to fail to meet the expectations of analysts or investors and cause the price of our securities to decline.
We are projecting long-term bookings, revenue and earnings growth. Our projections are based on the expected growth potential in the IoT and AR markets, as well as more modest growth in our core CAD and PLM markets. We may not achieve the expected bookings and revenue growth if the markets we serve do not grow at expected rates, if customers do not purchase, renew, or expand subscriptions as we expect, if we are not able to deliver solutions desired by customers and potential customers, and/or if acquired businesses do not generate the revenue growth that we expect.
Our long-term operating margin improvement targets are predicated on operating leverage as long-range revenue increases and on improved operating efficiencies, particularly within our sales organization, and on service margin improvements. Services margins are significantly lower than license and support margins. Future projected improvements in our operating margin as a percent of revenue are based in part on our ability to improve services margins by reducing the amount of direct services that we perform through expansion of our service partner program and improving the profitability of services that we perform. If our services revenue increases as a percentage of total revenue and/or if we are unable to improve our services margins, our overall operating margin may not increase to the levels we expect or may decrease. Additionally, if we do not achieve lower sales and marketing expenses as a percentage of revenue through productivity initiatives, we may not achieve our operating margin targets. If operating margins do not improve, our earnings could be adversely affected and the price of our securities could decline.
Our significant investment in our IoT business may not generate the revenues we expect, which could adversely affect our business and financial results.
We have made significant investments in recent years in our IoT business, including acquisitions totaling approximately $550 million.
 The Internet of Things is a relatively new market and there are a significant number of competitors in the market.  If the market does not expand as rapidly as we or others expect or if customers adopt competitive solutions rather than our solutions, our IoT business may not generate the revenues we expect.  Further, our customers and potential customers often begin the process of implementing IoT with a proof-of-concept evaluation, in some cases with multiple different technology vendors. Our success in this emerging market will depend on our ability to engage with customers to ensure that their investment moves beyond planning to broader deployment and yields value at their desired speed and expected costs.
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
We depend on sales within the discrete manufacturing sector and our business could be adversely affected if manufacturing activity does not grow or if it contracts or if manufacturers are adversely affected by other economic factors.
A large amount of our sales are to customers in the discrete manufacturing sector. If this economic sector does not grow, or if it contracts, our customers in this sector may, as they have in the past, reduce or defer purchases of our products and services, which adversely affects our business. Further, U.S. manufacturers have been adversely affected by tariffs recently imposed on certain imported goods, which could cause them to reduce their purchases of our software, which would adversely affect our revenue and earnings.
Changes in accounting principles and guidance, or their interpretation or implementation, may materially adversely affect our reported results of operations or financial position.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the U.S. Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls.
For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606).  This new standard is both technical and complex. ASC 606 became effective for us on October 1, 2018. We are adopting ASC 606 using the modified retrospective transition method. The adoption of this new standard will have a material impact on our consolidated financial statements, including the way we account for arrangements involving our term-based subscription licenses, deferred revenue and sales commissions. In connection with the adoption of ASC 606, we are implementing new processes, systems and internal controls. Such changes and any difficulties implementing such changes could materially adversely affect our reported financial results, our ability to comply with regulatory reporting requirements, and the effectiveness of our internal controls over financial reporting.
For a discussion of the potential impact that the implementation of ASC 606 is expected to have on our consolidated financial statements and related disclosures, see Note B. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Increased competition could result in price reductions, reduced revenue and profit margin and loss of market share, any of which would likely harm our business.
A breach of security in our products or computer systems, or those of our third-party service providers, could compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.
We have implemented and continue to implement measures intended to maintain the security and integrity of our products, source code and computer systems. The potential consequences of a security breach or system disruption (particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists) have increased in scope as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite efforts to create security barriers to such threats, it is impossible for us to eliminate this risk, and, in fact, we deal with security issues on a regular basis and have experienced security incidents from time to time. Accordingly, there is a risk that we might encounter a material event or issue and that such an event or issue may occur. In addition, we offer cloud services to our customers and some of our products are hosted by third-party service providers, which expose us to additional risks as those repositories of our customers’ proprietary data may be targeted by such hackers. A significant breach of the security and/or integrity of our products or systems, or those of our third-party service providers, could prevent our products from functioning properly, could enable access to sensitive, proprietary or confidential information, including that of our customers, or could disrupt our business operations or those of our customers. This could require us to incur significant costs of investigation, remediation, harm our reputation, cause customers to stop buying our products, and cause us to face lawsuits and potential liability, which could have a material adverse effect on our financial condition and results of operations.

We may be unable to hire or retain personnel with the technical skills necessary to further develop our software products, which could adversely affect our ability to compete.
Our success depends upon our ability to attract and retain highly skilled technical personnel to develop our products.  Competition for such personnel in our industry is intense, especially for personnel with augmented and virtual reality and analytics expertise as there are comparatively fewer persons with those skills.  If we are unable to attract and retain technical personnel with the requisite skills, our product development efforts could be delayed, which could adversely affect our ability to compete and thereby adversely affect our revenues and profitability.
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
Those laws include, but are not limited to, anti-corruption laws and regulations (including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act 2010), data privacy laws and regulations (including the European Union's General Data Privacy Regulation), and trade and economic sanctions laws and regulations (including laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. State Department, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities). The FCPA and UK Bribery Act prohibit us and business partners or agents acting on our behalf from offering or providing anything of value to persons considered to be foreign officials under those laws for the purposes of obtaining or retaining business. The UK Bribery Act also prohibits commercial bribery and accepting bribes. Our compliance risks with these laws are heightened due to the global nature of our business, our go-to-market approach for our IoT business that relies heavily on expanding our partner ecosystem, the fact that we operate in, and are expanding into, countries with a higher incidence of corruption and fraudulent business practices than others, the fact that we deal with governments and state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA and the UK Bribery Act, and the fact global enforcement of anti-corruption laws, data privacy laws, and other laws has significantly increased.
Accordingly, while we strive to maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws or that we may inadvertently violate such laws. Investigations of alleged violations of those laws can be expensive and disruptive. Violations of such laws can lead to civil and/or criminal prosecutions, substantial fines and other sanctions, including the revocation of our rights to continue certain operations, and also cause business and reputation loss, which could adversely affect our financial results and/or stock price.
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

Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.
We have many strategic and technology relationships with other companies with which we work to offer complementary solutions and services, that market and sell our solutions, and that provide technologies that we embed in our solutions. We may not realize the expected benefits from these relationships and such relationships may be terminated by the other party. If these companies fail to perform or if a company terminates or substantially alters the terms of the relationship, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
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
Moreover, business combinations involve a number of risks and uncertainties that can adversely affect our operations and operating results, including:

•
difficulties managing an acquired company’s technologies or lines of business or entering new markets where we have limited or no prior experience or where competitors may have stronger market positions;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•
failure to achieve the expected return on our investments, which could adversely affect our business or operating results and impair the assets that we recorded as a part of an acquisition, including intangible assets and goodwill;

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
Sophisticated software can sometimes contain errors, defects, security vulnerabilities or other performance problems. If such items are discovered in our products, we may need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those items, and we may not be able to correct them in a timely manner or provide an adequate response to our customers.
Errors, defects, security vulnerabilities or other performance problems in our products could also cause us to lose revenue, lose customers and lose market share, and could subject us to liability. Such items could also damage our business reputation and cause us to lose new business opportunities.
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
On September 7, 2017, we entered into a lease for a new worldwide headquarters in the Boston Seaport District, beginning in January 2019. Because our current headquarters lease will not expire until November 2022, we are seeking to exit our current headquarters lease or sublease that space, but have not yet done so. If we are unable to do so, or unable to do so for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record a charge related to any rent shortfall, which could adversely affect our financial condition.
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
We have a significant amount of indebtedness. As of November 15, 2018, our total debt outstanding was approximately $728 million, approximately $228 million of which was under our $700 million secured credit facility (which matures in September 2023) and $500 million of which was associated with the 6% Senior Notes issued May 2016, which mature in May 2024 and are unsecured (see Liquidity and Capital Resources-Outstanding Notes in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report). All amounts outstanding under the credit facility and the notes will be due and payable in full on their respective maturity dates. As of November 15, 2018, we had unused commitments under our credit facility of approximately $472 million. PTC Inc. (the parent company) and one of our foreign subsidiaries are eligible borrowers under the credit facility and certain other foreign subsidiaries may become borrowers under our credit facility in the future, subject to certain conditions.
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
Also, a large percentage of our common stock is held by institutional investors and by Rockwell Automation. Purchases and sales of our common stock by these investors could have a significant impact on the market price of the stock. For more information about those investors, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.
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
We currently have 76 primary office locations used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,698,000 square feet of leased facilities used in operations, approximately 837,000 square feet are located in the U.S., including 321,000 square feet at our headquarters facility located in Needham, Massachusetts, and approximately 297,000 square feet are located in India, where a significant amount of our research and development is conducted. In addition, we entered into a new lease in September 2017 for 250,000 square feet in the Boston Seaport District. We expect to relocate our headquarters to this location in the second quarter of 2019. We believe that our facilities are adequate for our present and foreseeable needs.

ITEM 3.	Legal Proceedings
None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol "PTC."
On September 30, 2018, the close of our fiscal year, and on November 13, 2018, our common stock was held by 1,138 and 1,137 shareholders of record, respectively.

The table below shows the shares of our common stock we repurchased in the fourth quarter of 2018.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 28, 2018	8,244,873	$97.03	8,244,873	$400,000,000 (2)(3)
July 29, 2018 - August 25, 2018	—	$—	—	$400,000,000 (2)(3)
August 26, 2018 - September 30, 2018	—	$—	—	$400,000,000 (2)(3)
Total	8,244,873	$97.03	8,244,873	$400,000,000 (2)(3)
(1) Periods are our fiscal months within the fiscal quarter.
(2) Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock for the period October 1, 2017 through September 30, 2020, which program we initially announced on September 19, 2017 and expanded in July 2018.
(3) In July 2018, we made a payment of $1,000 million to repurchase shares pursuant to an accelerated share repurchase agreement (ASR) with a major financial institution (Bank). Of that amount, 8,244,873 shares valued at $800 million were repurchased in July 2018, with the remaining $200 million held back by the Bank pending final settlement of the ASR.

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
Revenue Sources and Recognition
We sell subscription and perpetual licenses to our software, support for perpetual licenses, cloud services and professional services.
Subscription revenue is comprised of time-based licenses whereby customers use our software and receive related support for a specified term, and for which through 2018 revenue is recognized ratably over the term of the contract. Perpetual licenses are a perpetual right to use the software, for which revenue is generally recognized up front upon shipment to the customer. Support revenue is comprised of contracts to maintain new and/or previously purchased perpetual licenses, for which revenue is recognized ratably over the term of the contract. Our subscription revenue includes an immaterial amount of Software as a Service (SaaS) and cloud services for which revenue is generally recognized ratably over the term of the contract. Consulting and training professional services engagements typically result from sales of new licenses, and for which revenue is recognized over the term of the engagement. Our revenue recognition practices are described below in “Critical Accounting Policies and Estimates” and in Note B. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Annual Report.
Beginning with 2019, we will recognize revenue under the Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606) revenue recognition standard, which differs significantly from the previous accounting rules. Under ASC 606, all performance obligations under the product that can be separately identified are, and revenue is recognized for each performance obligation. Accordingly, our on-premise subscription contracts will be unbundled into multiple performance obligations (i.e., license, cloud and support). The license portion of such subscription contracts (approximately 50% to 55%) will be recognized upfront and the cloud and support portions (approximately 45% to 50%) of such subscription contracts will be recognized ratably over the term. The effects of our adoption of ASC 606, including expected adjustments to retained earnings related to billed and unbilled deferred revenue, are described below in “Recent Accounting Pronouncements” and in Note B. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Annual Report.
Executive Overview
Our revenue results for the year reflect the adoption of subscription licensing by our customers and the compounding effect of the subscription business model as subscription revenue recurs and new subscription revenue is added in the year. Subscription revenue, software revenue and total revenue were all up over fiscal 2017, despite an 800 basis point increase in subscription mix year over year. Recurring software revenue represented approximately 90% of our software revenue in 2018, up from 86% a year ago. Our revenue results also drove our operating margin improvements for the year. Despite increases in sales and marketing and research and development expenses, operating margins and EPS were up over the prior year.
Our CAD and PLM businesses performed well in the year, our IoT business continued to grow as we added new customers and existing customers expanded their implementations, and interest in our augmented reality solutions increased. We made important strides in extending our market reach and further differentiating our technology with strategic relationships we entered into in 2018, including those with Rockwell Automation, Microsoft and ANSYS.

Revenue Results
(in millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,164
$1,242
$987
$1,089
$854
$979
Total Revenue
Total Software
Total Recurring Revenue
FY 2017
FY 2018

				Constant Currency Change
	Year Ended September 30,
Revenue	2018	2017	Change
	(in millions)
Subscription	$482.0	$279.2	73%	69%
Support	496.8	574.7	(14)%	(16)%
Total recurring revenue	978.9	853.9	15%	12%
Perpetual license	109.6	133.4	(18)%	(20)%
Total subscription, support and license revenue	1,088.5	987.3	10%	8%
Professional services	153.3	176.7	(13)%	(16)%
Total revenue	$1,241.8	$1,164.0	7%	4%

The increase in total revenue, subscription revenue and EPS reflects our transformation into a subscription software company. As our mix of subscription sales relative to perpetual license sales has increased, perpetual license revenue and support revenue have declined.
Our 2018 revenue results include the impact of a settlement of a customer dispute concerning a professional services receivable. The settlement, reached in September 2018, included partial payment of the receivable and new software purchases. The net revenue write-down recorded in the fourth quarter of 2018 was $9.3 million, comprised of a $14.5 million services revenue write-down, partially offset by subscription revenue of $5.2 million. Additionally, professional services revenue has declined in accordance with our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.

Recurring Revenue as a Percentage of Total Software Revenue
92%
90%
88%
86%
84%
82%
80%
78%
76%
82%
86%
90%
FY 2016
FY 2017
FY 2018

The increase in subscription revenue relative to perpetual license revenue has resulted in an increase in our recurring software revenue, with approximately 90% of our software revenue and 79% of our total revenue in 2018 from recurring software revenue streams, compared to 86% and 73% in 2017 and 82% and 68% in 2016.

	Year Ended September 30,
Earnings Measures	2018	2017	Change

Operating Margin	5.9%	3.5%	68%
Earnings Per Share	$0.44	$0.05	780%

Non-GAAP Operating Margin(1)	18.4%	16.1%	14%
Non-GAAP EPS(1)	$1.45	$1.17	24%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
GAAP and non-GAAP operating income in 2018 reflect maturity of our subscription program. An increase in gross margin is associated with higher subscription revenue and a lower mix of professional services revenue, which has lower margins than our software revenue. The increase in gross margins was partially offset by higher sales and marketing and research and development costs.
Our GAAP and non-GAAP earnings reflect a combination of revenue growth due to the strength of our subscription model and strong new bookings, as well as continued cost and expense discipline.
We ended 2018 with cash, cash equivalents and marketable securities of $316 million, down from $330 million at the end of 2017. We generated $248 million of cash from operations in 2018 compared to $135 million in 2017. In the fourth quarter of 2018, Rockwell Automation made a $1 billion equity investment in PTC as part of a strategic partnership. Using the cash proceeds from this investment, PTC entered into a $1,000 million accelerated share repurchase. We also used cash from operations to repurchase another $100 million of common stock and to repay a net $70 million of borrowings under our credit facility in 2018. At September 30, 2018, the balance outstanding under our credit facility was $148 million and total debt outstanding was $648 million.
Operating Measures
We provide these measures to help investors understand the progress of our subscription transition. These measures are not necessarily indicative of revenue for the period or any future period.
License and Subscription Bookings

Subscription Bookings as a Percentage of L&S Bookings

80%
70%
60%
50%
40%
30%
20%
10%
0%
56%
69%
76%
FY 2016
FY 2017
FY 2018

License and subscription bookings for 2018 were $466 million, up 11% over 2017 (up 9% on a constant currency basis) and up 16% over 2016. Over the past two years, CAD, core PLM and IoT have delivered bookings CAGRs at the high end of market growth rates, as CAD and PLM customers have converted existing license contracts to subscriptions and customers have adopted and expanded IoT implementations.
Subscription ACV
Subscription ACV increased 24% over 2017 to $177 million due to continued adoption of our subscription offerings around the globe.

Annualized Recurring Revenue (ARR)
ARR was approximately $1,012 million as of the fourth quarter of 2018, an increase of 12% compared to the fourth quarter of 2017 and the seventh consecutive quarter of double-digit year-over-year growth.
Deferred Revenue and Backlog (Unbilled Deferred Revenue)
Deferred revenue primarily relates to software agreements invoiced to customers for which the revenue has not yet been recognized. Unbilled deferred revenue (backlog) is the aggregate of booked orders for license, support and subscription (including multi-year subscription contracts with start dates after October 1, 2018 that are subject to a limited annual cancellation right, of which approximately $50 million was cancellable at September 30, 2018) for which the associated revenue has not been recognized and the customer has not yet been invoiced. We do not record unbilled deferred revenue on our Consolidated Balance Sheets; such amounts are recorded as Deferred Revenue when we invoice the customer. We provide this view of Deferred Revenue and Backlog to enable investors to understand the significant contractual commitments we have to customers, and to provide a view of future revenue that we expect will be recognized, even if those commitments are not reflected on our balance sheet.

Total Deferred Revenue and Unbilled Deferred Revenue
(in millions)
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$369
$414
$633
$459
$911
$499
FY 2016
FY 2017
FY 2018
Deferred Revenue
Unbilled Deferred Revenue

	September 30,
	2018	2017	2016
	(Dollar amounts in millions)
Deferred revenue	$499	$459	$414
Unbilled deferred revenue	911	633	369
Total	$1,410	$1,092	$783
Of the unbilled deferred revenue balance at September 30, 2018, we expect to invoice customers approximately $560 million within the next twelve months. Unbilled deferred revenue grew 44% year over year due to the high volume of new subscription bookings. Many of our subscription bookings are for multiple years and are typically billed annually at the start of each annual subscription period. The average contract duration was approximately 2 years for new subscription contracts in 2018 and 2017.
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

The effects of our adoption of ASC 606, including expected adjustments to retained earnings related to billed and unbilled deferred revenue, are described below in “Recent Accounting Pronouncements” and in Note B. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
Future Expectations, Strategies and Risks
Our transition to a subscription model has been a headwind for revenue and earnings in 2018 with an increase in our subscription mix of 800 basis points as compared to fiscal 2017. We expect a further increase in our subscription mix of 1100 to 1300 basis points, which will result in a further headwind for revenue and earnings in fiscal 2019. We expect the effect of the transition to moderate in fiscal 2020. A higher mix of subscription bookings is expected to benefit us over the long term, but results in lower revenue and lower earnings in the near term. We expect that IoT and AR adoption rates will continue to expand and will be the most significant driver to growth.
With the growth opportunity in Industrial Internet of Things and Augmented Reality, and other strategic initiatives we’ve undertaken, as well as our continued commitment to operating margin improvement, we are realigning our workforce in the beginning of 2019 to shift investment to support these strategic, high growth opportunities. This realignment will result in a restructuring charge of approximately $18 million in 2019, which consists principally of termination benefits, substantially all of which we expect will be paid in 2019. As this is a realignment of resources rather than a cost-savings initiative, we don’t expect this realignment will result in significant cost savings, and the effect of the realignment is reflected in our 2019 guidance.
In 2019, we will be moving into a new worldwide headquarters in the Boston Seaport District and we will be vacating our current headquarters space. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space, but have not yet done so. If we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record a charge related to such rent shortfall. We currently pay approximately $12 million in annual base rent and operating expenses for our current headquarters. We expect to record a charge for any such shortfall in the earlier of the period that we cease using the space (which will likely occur in the second quarter of our fiscal 2019) or the period we sign sublease contracts. Additionally, we will incur other costs associated with the move which will be recorded as incurred.
We are adopting the new revenue recognition standard, ASC 606, effective October 1, 2018. ASC 606 will, among other things, materially impact the timing of our revenue recognition. Refer to Note B. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K for additional information about the impact of adopting this guidance.
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

As we move into 2019, our three overriding goals continue to be:

Sustainable Growth	Our goals are predicated on continuing to drive bookings growth both in the high-growth IoT market and in our core CAD and PLM markets.
Expand Subscription Licensing
Our goal is to increase the percentage of licenses sold as subscriptions to increase our recurring revenue. Effective January 1, 2018, new software licenses for our core solutions and ThingWorx solutions were available only by subscription in the Americas and Western Europe, and, effective January 1, 2019, new software licenses for those solutions will be available only by subscription worldwide. Kepware will continue to be available under perpetual licensing.

Cost Controls and Margin Expansion
Our goal is to drive continued margin expansion over the long term. We continue to proactively manage our cost structure and invest in what we believe are high return opportunities in our business. We expect to deliver continued operating margin expansion in 2019 and beyond, as we realize the compounding benefit of our maturing subscription business.

Results of Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), it shows non-GAAP operating income, non-GAAP operating margin, and non-GAAP diluted earnings per share for the reported periods. These non-GAAP financial measures exclude the effect of a professional services revenue write-down and subscription revenue associated with the settlement of a previously disclosed disputed customer receivable, fair value adjustments related to acquired deferred revenue, acquired deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related and pension plan termination costs, restructuring charges, certain identified gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, as well as the tax items identified. These non-GAAP financial measures provide investors another view of our operating results that is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP financial measures only in conjunction with our GAAP results.

	Year ended September 30,
	2018	2017	Percent change 2017 to 2018		2016	Percent change 2016 to 2017
			Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$482.0	$279.2	73%	69%	$118.3	136%	135%
Support	496.8	574.7	(14)%	(16)%	651.8	(12)%	(12)%
Total recurring revenue	978.9	853.9	15%	12%	770.1	11%	11%
Perpetual license	109.6	133.4	(18)%	(20)%	173.5	(23)%	(23)%
Total subscription, support and license revenue	1,088.5	987.3	10%	8%	943.6	5%	5%
Professional services	153.3	176.7	(13)%	(16)%	196.9	(10)%	(11)%
Total revenue	1,241.8	1,164.0	7%	4%	1,140.5	2%	2%
Total cost of revenue	326.2	329.0	(1)%		325.7	1%
Gross margin	915.6	835.0	10%		814.9	2%
Operating expenses	842.4	794.1	6%		851.9	(7)%
Total costs and expenses	1,168.6	1,123.1	4%	2%	1,177.5	(5)%	(4)%
Operating income (loss)	$73.2	$40.9	79%	57%	$(37.0)	211%	214%
Non-GAAP operating income (1)	$230.0	$188.4	22%	16%	$172.7	9%	7%
Operating margin	5.9%	3.5%			(3.2)%
Non-GAAP operating margin (1)	18.4%	16.1%			15.1%
Diluted earnings (loss) per share (2)	$0.44	$0.05			$(0.48)
Non-GAAP diluted earnings per share (2)	$1.45	$1.17			$1.19
Cash flow from operations (3)	$247.8	$135.2			$183.3

(1)	See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures.

(2)
We have a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2018 and 2017 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We recorded the impact of the Tax Cuts and Jobs Act in our 2018 GAAP earnings, resulting in a non-cash benefit of approximately $12 million. We have excluded this benefit from our non-GAAP results.

(3)
Cash flow from operations for 2018 includes $3 million of restructuring payments. Cash flow from operations for 2017 includes $37 million of restructuring payments, a $12 million payment related to a Korea tax audit and $3 million of legal settlement payments. Cash flow from operations for 2016 includes $55 million of restructuring payments and a $28 million payment of a legal accrual recorded in 2015 related to the settlement of an investigation in China.

Impact of Foreign Currency Exchange on Results of Operations
Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results, which are in U.S. Dollars. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2018 and 2017 revenue would have been lower by $32 million and higher by $1 million, respectively, and expenses would have been lower by $20 million and higher by $3 million, respectively. The net impact on year-over-year results would have been a decrease in operating income of $12 million in 2018 and a decrease in operating income of $2 million in 2017. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.
Revenue
Revenue is reported below by line of business (subscription, support, perpetual license and professional services), by product area (Solutions and IoT) and by geographic region (Americas, Europe, Asia Pacific). Results include combined revenue from direct sales and our channel.
Revenue by Line of Business
Software
As our mix of subscription sales relative to perpetual license sales has increased, perpetual license revenue and support revenue have declined and are expected to continue to decline as customers purchase our solutions as subscriptions and convert existing perpetual licenses with support contracts to subscriptions. As our subscription business matures, recurring software revenue growth is expected to continue due to the compounding benefit of a subscription business model.
Professional Services
Professional services revenue was down 13% (16% constant currency) in 2018 compared to 2017. Professional services revenue in 2018 reflects a $14.5 million write-down related to a settlement of a customer dispute concerning a receivable. These results are in line with our expectation that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Revenue by Product

	Year ended September 30,
		Percent Change			Percent Change
	2018	Actual	Constant Currency	2017	Actual	Constant Currency	2016
	(Dollar amounts in millions)
Solutions Products
Software revenue	$964.6	8%	5%	$893.7	3%	3%	$871.2
Professional services	137.9	(17)%	(20)%	167.1	(12)%	(12)%	189.0
Total revenue	$1,102.5	4%	1%	$1,060.7	—%	—%	$1,060.2
IoT Products
Software revenue	$123.9	32%	31%	$93.7	29%	29%	$72.4
Professional services	15.4	60%	57%	9.6	22%	21%	7.9
Total revenue	$139.3	35%	33%	$103.3	28%	28%	$80.3

Solutions
Software revenue grew 8% in 2018 compared to 2017 as a result of strong CAD, PLM and global channel license and subscription bookings over the past several years, offset by a significant increase in the subscription mix in the current period. Subscription sales have increased in part due to our support conversion programs that we have been offering over the past few years whereby customers may convert existing perpetual licenses and support to a new subscription.  Recurring software revenue grew 12% in 2018 over 2017, and has grown double-digits for seven consecutive quarters. As our transition matures, recurring software revenue growth is expected to continue due to the compounding benefit of a subscription business model.
Professional services revenue in 2018 includes a $14.5 million write-down related to a settlement of a previously disclosed customer dispute concerning a receivable. In addition, professional services revenue in 2018 declined compared to 2017 due to our strategy to limit the amount of professional services we provide.
IoT
Software revenue in 2018 increased by 32% compared to 2017 due to increases in license and subscription bookings over the past several years, offset by an 800 basis points increase in the subscription mix. Recurring software revenue grew 42% in 2018 over 2017 due to strong IoT bookings growth over the past several years. Software revenue includes $5.2 million of new subscription revenue related to the settlement of a customer dispute concerning a professional services receivable, which settlement included new subscription purchases.
Professional services revenue increased in 2018 compared to 2017 in part due to implementation and adoption services we provide to our IoT customers as part of our efforts to help their IoT initiatives be successful.

Revenue by Geographic Region
Total revenue grew in all regions for 2018 compared to 2017.

	Year ended September 30,
	2018	Percent Change		2017	Percent Change		2016
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
Americas
Software revenue	$468.3	8%	8%	$433.7	5%	4%	$414.7
Professional services revenue	42.9	(36)%	(36)%	67.2	(8)%	(9)%	72.9
Total Revenue	$511.2	2%	2%	$500.9	3%	2%	$487.6
Europe
Software revenue	$402.9	13%	7%	$356.5	6%	7%	$335.6
Professional services revenue	83.0	5%	(1)%	78.7	(11)%	(11)%	88.7
Total Revenue	$485.9	12%	5%	$435.2	3%	4%	$424.3
Asia Pacific
Software revenue	$217.3	10%	8%	$197.1	2%	—%	$193.3
Professional services revenue	27.4	(11)%	(13)%	30.9	(13)%	(13)%	35.4
Total Revenue	$244.7	7%	5%	$228.0	—%	(2)%	$228.7
Americas
Americas software revenue has benefited from strong license and subscription bookings growth over the past two years (10% CAGR). New license and subscriptions bookings were up 20% in 2018 compared to 2017, despite an 800 basis point increase in the subscription mix.
Europe
Europe constant currency year-over-year revenue growth reflects solid bookings growth over the past two years (8% CAGR). The increase in revenue in Europe in 2018 compared to 2017 was due to the strong bookings in 2017, when this region delivered 28% constant currency growth in bookings. Bookings in Europe declined 10% in 2018 compared to 2017 and were adversely affected in 2018 due to a $7 million deal which closed early in the fourth quarter of 2017 instead of the first quarter of 2018.
Year-over-year changes in foreign currency exchange rates, particularly the Euro, impacted European revenue favorably in 2018 by $28.2 million and unfavorably by $3.9 million in 2017.
Asia Pacific

Asia Pacific software revenue growth in the mid-teens reflects solid bookings performance in the broader region over the past two years (5% CAGR), despite the headwinds experienced in Japan in 2017.
Year-over-year changes in foreign currency exchange rates favorably impacted revenue by $4.2 million and $1.6 million in 2018 and 2017, respectively.
Gross Margin

Gross Margin as a % of Total Revenue
GAAP
Non-GAAP
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
71%
75%
72%
75%
74%
77%
FY 2016
FY 2017
FY 2018

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Gross margin	$915.6	10%	$835.0	2%	$814.9
Non-GAAP gross margin	964.0	10%	876.5	3%	853.2
Gross margin as a % of revenue:
License and subscription gross margin	84%		79%		76%
Support gross margin	82%		84%		87%
Professional Services	6%		15%		14%
Gross margin as a % of total revenue	74%		72%		71%
Non-GAAP gross margin as a % of total non-GAAP revenue	77%		75%		75%
The increase in total gross margin in 2018 compared to 2017 is due to total revenue growth and lower costs of professional services. Total revenue in 2018 grew 7% over 2017. Margins for license and subscription are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to current periods. Support gross margins are down for 2018 compared to 2017 primarily due to the 14% decrease in support revenue associated with an increase in our subscription mix and the conversion of existing customers from support contracts to subscription. Support revenue comprised 40% of our total revenue in 2018 compared to 50% in 2017 and 57% in 2016. Professional services gross margin is down due to the $14.5 million revenue write-down related to a settlement of a customer dispute concerning a receivable. Without this revenue write-down, professional services gross margin would have been 15%.

Costs and Expenses

Total Costs and Expenses
(in millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$326
$852
$329
$794
$326
$842
FY 2016
FY 2017
FY 2018
Operating Expenses
Cost of Revenue

	Year ended September 30,
	2018	Percent Change		2017	Percent Change		2016

Cost of license and subscription revenue	$94.1	9%		$86.0	23%		$69.7
Cost of support revenue	88.6	(4)%		92.2	8%		85.7
Cost of professional services revenue	143.5	(5)%		150.8	(11)%		170.2
Sales and marketing	414.5	11%		372.9	1%		367.5
Research and development	249.8	6%		236.1	3%		229.3
General and administrative	143.0	(1)%		145.1	—%		145.6
Amortization of acquired intangible assets	31.4	(2)%		32.1	(3)%		33.2
Restructuring charges	3.8	(53)%		7.9	(90)%		76.3
Total costs and expenses	$1,168.6	4%	(1)	$1,123.1	(5)%	(1)	$1,177.5
Total headcount at end of period	6,110	1%		6,041	4%		5,800

(1)	On a constant currency basis from the prior period, total costs and expenses increased 2% from 2017 to 2018 and decreased 4% from 2016 to 2017.

2018 compared to 2017
Costs and expenses in 2018 compared to 2017 increased primarily as a result of the following:

•
an increase of approximately $45 million in compensation and related costs primarily due to annual salary merit and headcount increases, an increase in commissions expense and an increase in stock-based compensation expense due to over-achievement of certain operating performance targets; and

•	an increase of $8.6 million in cloud services hosting costs; of which $3.7 million is included in cost of license and subscription revenue.
The increases above were partially offset by:

•	a decrease of $8.9 million in restructuring charges.

2017 compared to 2016
Costs and expenses in 2017 compared to 2016 decreased primarily as a result of the following:

•	substantial completion of restructuring activities in 2016, for which restructuring charges totaled $76.3 million in 2016 compared to $7.9 million in 2017; and

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

•	an increase of $5.0 million in total research and development compensation costs primarily driven by increased headcount; and

•	annual merit salary increases.
Cost of License and Subscription Revenue

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Cost of license and subscription revenue	$94.1	9%	$86.0	23%	$69.7
% of total revenue	8%		7%		6%
% of total license and subscription revenue	16%		21%		24%
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
Costs in 2018 compared to 2017 increased primarily as a result of a $3.7 million increase in cloud services hosting costs and a $2.5 million increase in total compensation, benefit and travel expense due to increases in salaries.
Costs in 2017 compared to 2016 increased primarily as a result of a $15.0 million increase in total compensation, benefit and travel expense due to increased headcount, primarily associated with supporting our Cloud products, and a $3.4 million increase in cloud services hosting costs.
Cost of Support Revenue

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Cost of support	$88.6	(4)%	$92.2	8%	$85.7
% of total revenue	7%		8%		8%
% of total support revenue	18%		16%		13%
Cost of support revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs) associated with providing support for both our perpetual licenses and subscription licenses.
Costs and expense in 2018 compared to 2017 decreased primarily due to a decrease in headcount resulting in 3% ($1.9 million) lower total compensation, benefit and travel costs.

Costs and expense in 2017 compared to 2016 increased primarily due to a 5% ($3.1 million) increase in total compensation, benefit and travel costs.

Cost of Professional Services Revenue

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Cost of professional services revenue	$143.5	(5)%	$150.8	(11)%	$170.2
% of total revenue	12%		13%		15%
% of total professional services revenue	94%		85%		86%

Our cost of professional services revenue includes costs such as salaries, benefits, information technology costs and facilities expenses for our training and consulting personnel, and third-party subcontractor fees.
In 2018 compared to 2017, total compensation, benefit and travel expenses were decreased by $6.8 million primarily due to an 8% decrease in headcount.
In 2017 compared to 2016, total compensation, benefit costs and travel expenses decreased by $18.8 million. The cost of third-party consulting services was $4.7 million lower in 2017 compared to 2016.
As a result of decreases in professional services revenue in 2018, 2017 and 2016, we have reduced headcount, resulting in lower compensation-related costs. This is in line with our strategy to have our strategic services partners perform services for customers directly, which has decreased revenue and costs and improved services margins.
Sales and Marketing

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Sales and marketing expenses	$414.5	11%	$372.9	1%	$367.5
% of total revenue	33%		32%		32%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel, information technology costs and facility expenses.
Costs and expense in 2018 compared to 2017 increased primarily due to a $38.6 million increase in total compensation, benefit costs and travel expenses as a result of increases in headcount, salary increases, higher commissions costs and higher stock-based compensation.
In 2017 compared to 2016, event costs increased $3.1 million due to our LiveWorx event held in May 2017. Our compensation, benefits and travel costs were $3.5 million lower in 2017 compared to 2016 primarily due to lower commissions, which were higher in 2016 as a result of significantly higher than planned subscription bookings.

Research and Development

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Research and development expenses	$249.8	6%	$236.1	3%	$229.3
% of total revenue	20%		20%		20%
Our research and development expenses consist principally of salaries and benefits, information technology costs and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and add features.
In 2018 compared to 2017, total compensation, benefit and travel expenses were higher by 6% ($12.0 million) due to an increase in headcount and salary increases.
In 2017 compared to 2016, total compensation, benefit and travel expenses were higher by 3% ($5.0 million) due to an increase in headcount and a $1.6 million increase in cloud services hosting costs as some product testing has moved to a cloud environment.
General and Administrative (G&A)

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
General and administrative	$143.0	(1)%	$145.1	—%	$145.6
% of total revenue	12%		12%		13%
Our G&A expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related and other transactional charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, retention bonuses and severance, and professional fees, including legal and accounting costs, related to the acquisition. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included in acquisition-related charges. Other transactional charges include third-party costs related to structuring unusual transactions.
In 2018 compared to 2017, the cost of professional fees decreased $3.3 million, offset by an increase of $2.1 million in compensation due to headcount and merit increases.
In 2017 compared to 2016, total compensation, benefit and travel costs increased by $7.0 million primarily because of merit increases and increased severance costs, as well as higher stock-based compensation due to a higher attainment of performance-based awards, an award modification, and the launch of the employee stock purchase plan (ESPP) in the fourth quarter of 2016. Offsetting the increases, acquisition-related charges decreased $4.9 million because there were no significant acquisitions in the year, and tax and audit fees decreased $1.8 million during the year.
Amortization of Acquired Intangible Assets

	Year ended September 30,
	2018	Percent Change	2017	Percent Change	2016
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$31.4	(2)%	$32.1	(3)%	$33.2
% of total revenue	3%		3%		3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. Amortization of intangible assets typically follows the economic benefit pattern of the acquired intangible assets.
The decrease in amortization of acquired intangible assets from 2016 to 2017 and from 2017 to 2018 is due to certain intangibles becoming fully amortized as well as the impact of foreign currency exchanges.
Restructuring and Other Charges, net

	Year ended September 30,
	2018	2017	2016
	(Dollar amounts in millions)
Restructuring charges (credits), net	$(1.0)	$7.9	$76.3
Headquarters relocation charges	4.8	—	—
Restructuring and Other Charges, Net	$3.8	$7.9	$76.3
% of total revenue	—%	1%	7%
In fiscal 2016, we committed to a plan to restructure our global workforce and consolidate select facilities to reduce our cost structure and to realign our investments with our identified growth opportunities. The restructuring was substantially completed in 2017 and resulted in a total restructuring charge of $84.5 million.
In 2018, we recorded restructuring credits of $1.0 million related to prior year restructuring actions and made cash payments related to restructuring charges of $2.8 million. At September 30, 2018, accrued restructuring totaled $2.4 million, of which we expect to pay $1.5 million within the next twelve months.
Restructuring charges for 2017 were $7.9 million, including $5.6 million of facility related charges and $2.4 million of employee termination-related costs. In 2017 we made cash payments related to restructuring charges of $37.1 million.
Headquarters relocation charges represent accelerated depreciation expense recorded in anticipation of our relocation to a new worldwide headquarters in the Boston Seaport district in 2019 and exiting our current headquarters facility. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space but have not yet done so. If we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease (approximately $12 million per year), we will bear overlapping rent obligations for those premises and will be required to record additional headquarters relocation charges related to any rent shortfall. A charge for such shortfall will be recorded in the earlier of the period that we cease using the existing space (which will likely occur in the second quarter of our fiscal 2019) or the period we sign sublease contracts. Additionally, we will incur other costs associated with the move which will be recorded as incurred.
Interest Expense

	Year ended September 30,
	2018	2017	2016
	(Dollar amounts in millions)
Interest expense	$(41.7)	(42.4)	(29.9)
The decrease in interest expense in 2018 compared to 2017 is primarily due to the write-off deferred financing fees of $1.2 million in March 2017 when we modified our credit facility and reduced the loan commitment to $600 million from $900 million, offset by an increase in interest expense of $0.4 million.
The increase in interest expense in 2017 compared to 2016 was due to a full year of interest being incurred on the $500 million 6% senior notes (the 2024 6% Notes) which were issued in the third quarter of 2016, and higher average interest rates on our revolving credit facility in 2017 compared to 2016.
The average interest rate on our total borrowings was 5.2% in 2018, 4.9% in 2017 and 3.0% in 2016.

Interest Income and Other Expense, net

	Year ended September 30,
	2018	2017	2016
	(Dollar amounts in millions)
Foreign currency losses, net	$(7.0)	$(5.7)	$(1.9)
Interest income	3.8	3.2	3.4
Other income (expense), net	0.3	2.5	(1.8)
	$(2.9)	$0.1	$(0.3)
Foreign currency net losses include costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts to reduce our exposure to fluctuations in foreign exchange rates. Changes in the balance year over year are due to required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency.  Hedging costs increased $2.0 million in 2018 compared to 2017 and $1.3 million in 2017 compared to 2016.
Interest income represents earnings on the investment of our available cash balances.
Other income (expense), net is primarily made up other non-operating gains and losses. In January 2017, we sold a cost method investment for a gain of $3.7 million.
Income Taxes
Tax Provision and Effective Income Tax Rate

	Year ended September 30,
	2018	2017	2016
	(Dollar amounts in millions)
Pre-tax income (loss)	$28.7	$(1.4)	$(67.2)
Tax benefit	(23.3)	(7.6)	(12.7)
Effective income tax rate	(81)%	544%	19%

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, (the "Tax Act"), which significantly changed existing U.S. tax laws by a reduction of the corporate tax rate, the implementation of a new system of taxation for non-U.S. earnings, the imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, and by the expansion of the limitations on the deductibility of executive compensation and interest expense. As we have a September 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 24.5% applies for our fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The Tax Act also provides that net operating losses generated in years ending after December 31, 2017 (our fiscal 2018) will be carried forward indefinitely and can no longer be carried back, and that net operating losses generated in years beginning after December 31, 2017 can only reduce taxable income by up to 80% when utilized in a future period.
We have provided no federal income taxes payable as a result of the deemed repatriation of undistributed earnings as the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. We recorded a state income taxes payable on the deemed repatriation of $2.1 million.  We also recorded a deferred tax benefit of $14.1 million for the impact of the Tax Act on our net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
The changes included in the Tax Act are broad and complex. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the

Tax Act to finalize the recording of the related tax impacts. We have finalized our accounting for the effects of the legislation with the exception of any additional guidance that may impact our provisional amounts recorded for the transition tax. We are not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that will apply to us beginning in our fiscal year ending September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax) and any associated impact on our U.S. valuation allowance. We currently anticipate finalizing and recording any resulting adjustments in the quarter ending December 29, 2018.

In 2018 our effective tax rate was lower than the statutory federal income tax rate due to U.S. tax reform, as described above. In 2018, 2017 and 2016, our effective tax rate was materially impacted by our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018, 2017 and 2016, the foreign rate differential predominantly relates to these Irish earnings. Additionally, we have a full valuation allowance against deferred tax assets in the U.S., primarily related to net operating loss, tax credit carryforwards, capitalized research and development expense and deferred revenue. As a result, we have not recorded a benefit related to ongoing U.S. losses. Our foreign rate differential in 2018 ,2017 and 2016 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. In 2018, this realignment resulted in a tax benefit of approximately $24 million and in 2017 and 2016, a benefit of approximately $28 million in each year. In 2017 and 2016, the change in valuation allowance primarily relates to U.S. losses not benefited, partially offset by the release of valuation allowances in foreign subsidiaries of $9.0 million and $3.1 million, respectively. We recorded foreign withholding taxes, an obligation of the U.S. parent of $2.7 million in 2018 and $2.0 million in 2017 and 2016, respectively.
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
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering many variables, including pricing, support, length of term, and renewal rates. In 2018 and 2017, the average subscription contract term was approximately two years.
We define subscription ACV as the total value of a new subscription booking divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, and is not associated with an existing contract, the ACV is equal to the total contract value. Beginning in the third quarter of 2018, minimum ACV commitments under our Strategic Alliance Agreement with Rockwell Automation are included in subscription ACV if the period-to-date minimum ACV commitment exceeds actual ACV sold under the Agreement.
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
The non-GAAP financial measures exclude fair value adjustments related to acquired deferred revenue and deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, pension plan termination-related costs, a legal accrual, restructuring charges, non-operating credit facility refinancing costs, identified discrete charges included in non-operating other expense, net and the related tax effects of the preceding items, and any other identified tax items.
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
Settlement Revenue Exclusions. In Q4'18, we settled a previously disclosed dispute with respect to a customer receivable. The settlement included partial payment of the receivable and new software purchases. The net revenue write-down recorded in Q4'18 was $9.3 million, comprised of a $14.5 million professional services revenue write-down, partially offset by new subscription revenue of $5.2 million. We excluded the professional services revenue write-down because the write-down related to revenue that was recorded in periods prior to fiscal 2017 and is not reflective of current operating performance and excluded the new subscription revenue because it mitigated the impact of the professional services revenue write-down.
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
Legal accrual includes amounts accrued to settle regulatory and other matters related to our SEC and DOJ FCPA investigation in China. We view these matters as non-ordinary course events and exclude the amounts when reviewing our operating performance.
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

	Year ended September 30,
	2018	2017	2016
	(in millions, except per share amounts)
GAAP revenue	$1,241.8	$1,164.0	$1,140.5
Settlement revenue exclusion	9.3	—	—
Fair value of acquired deferred revenue	1.3	2.7	3.5
Non-GAAP revenue	$1,252.4	$1,166.8	$1,144.0

GAAP gross margin	$915.6	$835.0	$814.9
Settlement revenue exclusion	9.3	—	—
Fair value of acquired deferred revenue	1.3	2.7	3.5
Fair value to acquired deferred costs	(0.4)	(0.4)	(0.5)
Stock-based compensation	11.5	12.6	10.8
Amortization of acquired intangible assets included in cost of revenue	26.7	26.6	24.6
Non-GAAP gross margin	$964.0	$876.5	$853.2

GAAP operating income (loss)	$73.2	$40.9	$(37.0)
Settlement revenue exclusion	9.3	—	—
Fair value of acquired deferred revenue	1.3	2.7	3.5
Fair value to acquired deferred costs	(0.4)	(0.4)	(0.5)
Stock-based compensation	82.9	76.7	66.0
Amortization of acquired intangible assets included in cost of revenue	26.7	26.6	24.6
Amortization of acquired intangible assets	31.4	32.1	33.2
Acquisition-related and other transactional charges included in general and administrative expenses	1.9	1.6	3.5
U.S. pension plan termination-related costs	—	0.3	—
Legal accrual	—	—	3.2
Restructuring charges (credits), net	(1.0)	7.9	76.3
Headquarters relocation charge	4.8	—	—
Non-GAAP operating income	$230.0	$188.4	$172.7

GAAP net income (loss)	$52.0	$6.2	$(54.5)
Settlement revenue exclusion	9.3	—	—
Fair value of acquired deferred revenue	1.3	2.7	3.5
Fair value to acquired deferred costs	(0.4)	(0.4)	(0.5)
Stock-based compensation	82.9	76.7	66.0
Amortization of acquired intangible assets included in cost of revenue	26.7	26.6	24.6
Amortization of acquired intangible assets	31.4	32.1	33.2
Acquisition-related and other transactional charges included in general and administrative expenses	1.9	1.6	3.5
U.S. pension plan termination-related costs	—	0.3	—
Legal accrual	—	—	3.2
Restructuring charges (credits), net	(1.0)	7.9	76.3
Headquarters relocation charge	4.8	—	—
Non-operating credit facility refinancing costs	—	1.2	2.4
Income tax adjustments (1)	(37.6)	(17.4)	(19.8)
Non-GAAP net income	$171.2	$137.6	$137.8

GAAP diluted earnings (loss) per share	$0.44	$0.05	$(0.48)
Settlement revenue exclusion	0.08	—	—

Fair value of acquired deferred revenue	0.01	0.02	0.03
Stock-based compensation	0.70	0.65	0.57
Total amortization of acquired intangible assets	0.49	0.50	0.50
Acquisition-related and other transactional charges included in general and administrative expenses	0.02	0.01	0.03
Legal accrual	—	—	0.03
Headquarters relocation charge	0.04	—	—
Restructuring charges (credits), net	(0.01)	0.07	0.66
Non-operating credit facility refinancing costs	—	0.01	0.02
Income tax adjustments (1)	(0.32)	(0.15)	(0.17)
Non-GAAP diluted earnings per share (2)	$1.45	$1.17	$1.19

	Year ended September 30,
Operating margin impact of non-GAAP adjustments:	2018	2017	2016
GAAP operating margin	5.9%	3.5%	(3.2)%
Settlement revenue exclusion	0.6%	—%	—%
Fair value of acquired deferred revenue	0.1%	0.2%	0.3%
Stock-based compensation	6.7%	6.6%	5.8%
Total amortization of acquired intangible assets	4.7%	5.0%	5.1%
Acquisition-related and other transactional charges included in general and administrative expenses	0.1%	0.1%	0.3%
Legal accrual	—%	—%	0.3%
Headquarters relocation charge	0.4%	—%	—%
Restructuring charges (credits), net	(0.1)%	0.7%	6.7%
Non-GAAP operating margin	18.4%	16.1%	15.1%

(1)
We have a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2018, 2017 and 2016 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We recorded the impact of the Tax Cuts and Jobs Act in 2018 GAAP earnings, resulting in a non-cash benefit of approximately $12 million. We have excluded these benefits from our non-GAAP results. Additionally, we recorded a tax benefit in 2016 for the write-off of a deferred tax liability that resulted from the change in tax status of a foreign subsidiary. This tax benefit has been excluded from non-GAAP tax expense.

(2)
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
The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Annual Report. The most important accounting judgments and estimates that we made in preparing the financial statements involved:

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
Revenue Recognition
Our sources of revenue include: (1) subscription, (2) support, (3) perpetual license and (4) professional services. Through 2018, we recorded revenues for software related deliverables in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition and revenues for non-software deliverables in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. Under those standards, revenue is recorded when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. We exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

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
Subscription-based licenses include the right for a customer to use our on-premise licenses and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement since we do not have vendor-specific objective evidence (“VSOE”) of fair value for our coterminous support. When sold in arrangements with other elements, VSOE of fair value is established for the subscription-based licenses through the use of a substantive renewal clause within the customer contract for a combined annual fee that includes the term-based license and related support.
Cloud services revenue (which in 2018, 2017 and 2016 represented less than 5% of our total revenue) includes fees for hosting and application management of customers’ perpetual or subscription-based licenses (hosting services) and fees for Software as a Service (SaaS) arrangements. When hosting services are sold as part of a multi-element transaction, revenue is allocated to hosting services based on VSOE, and recognized ratably over the contractual term beginning on the commencement dates of each contract, which is the date the services are made available to the customer. VSOE is established for hosting services either through a substantive stated renewal option or stated contractual overage rates, as these rates represent the value the customer is willing to pay on a standalone basis. We also offer cloud services under SaaS arrangements whereby customers access our software in the cloud. Under SaaS arrangements, customers cannot take possession of the software. Cloud services include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer.
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
As of September 30, 2018, we have a valuation allowance of $108.6 million against net deferred tax assets in the U.S. and a valuation allowance of $33.3 million against net deferred tax assets in certain foreign jurisdictions. We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.
The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax. We maintain our assertion to permanently reinvest these earnings outside the U.S. unless repatriation can be done with no significant tax cost, with the exception of a foreign holding company formed in 2018 and our Taiwan subsidiary. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The amount of unrecognized deferred tax liability on the undistributed earnings would not be material.
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
Valuation of Goodwill
Our goodwill totaled $1,182.5 million and $1,182.8 million as of September 30, 2018 and 2017, respectively. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. We have two operating and reportable segments: (1) Software Products and (2) Professional Services.
As of September 30, 2018, goodwill and acquired intangible assets in the aggregate attributable to our Software Products and Professional Services segment was $1,352.4 million and $30.2 million, respectively. As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Software Products and Professional Services segment was $1,410.0 million and $30.6 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.
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

Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. The discount rate for Germany was selected with reference to a spot-rate yield curve based on the yields of AA-rated Euro-denominated corporate bonds. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. In determining our pension cost for 2018, 2017, and 2016, we used weighted average discount rates of 1.8%, 1.3% and 2.2%, respectively, and weighted average expected returns on plan assets of 5.4%, 5.4% and 5.7%, respectively. In 2018, 2017 and 2016, our actual return (loss) on plan assets was $1.0 million, $6.3 million and $1.7 million, respectively. If actual returns are below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans.
As of September 30, 2018 and 2017, our plans in total were underfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $17.7 million and $16.7 million, respectively. The projected benefit obligation as of September 30, 2018 was determined using a weighted average discount rate of 1.9%. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total GAAP net periodic pension cost was $0.9 million in 2018 and we expect it to be approximately $1.2 million in 2019. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2018 by approximately $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2018 by approximately $7 million.
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
Liquidity and Capital Resources

	September 30,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$259,946	$280,003	$277,935
Marketable securities	55,951	50,315	49,616
Total	$315,897	$330,318	$327,551

Activity for the year included the following:
Cash provided by operating activities	$247,811	$135,234	$183,261
Cash used by investing activities	(49,212)	(16,127)	(237,156)
Cash provided (used) by financing activities	(210,846)	(118,105)	51,606

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $56.0 million with an average maturity of 14 months. At September 30, 2018, cash and cash equivalents totaled $259.9 million, compared to $280.0 million at September 30, 2017, reflecting $247.8 million in operating cash flow, $1,015.7 million of proceeds from issuance of common stock, of which $1 billion was related to an investment in PTC by Rockwell Automation and the remainder of which relates to common stock issued under our employee stock purchase plan. The proceeds from the Rockwell Automation investment were used in part for repurchases of $1,100.0 million in common stock. In addition, we made $70.0 million of net repayments under our credit facility, $45.4 million was used to pay withholding taxes on stock-based awards that vested in the period, $36.0 million was used for capital expenditures, $8.9 million was used for the payment of contingent consideration, $6.0 million was used to purchase business and intangible assets, and $6.2 million was used to purchase marketable securities, net of proceeds from maturities.
Cash provided by operating activities
Cash provided by operating activities was $247.8 million in 2018 compared to $135.2 million in 2017 and $183.3 million in 2016. The increase in 2018 is primarily due to higher cash collection of accounts receivable of $129.0 million, an increase in net income of $45.7 million, lower restructuring payments ($34.3 million year over year) and a $12 million payment related to a Korean tax audit made in 2017.
The decrease in 2017 compared to 2016 was primarily due to an increase in bonus and commission payments of approximately $33 million, lower cash collections from accounts receivable of $27 million (due to higher 2016 collections of receivables with extended payment terms and a higher subscription mix in 2017), higher interest payments of approximately $26 million, and a $12 million payment related to a Korean tax audit, partially offset by a $35 million increase in cash flows from accounts payable and accrued expenses due to renegotiations with vendors and more effective utilization of available payment terms, $18 million of lower restructuring payments and $28 million paid in 2016 to resolve the regulatory investigation with respect to our China business.
Restructuring payments totaled $2.8 million in 2018, compared to $37.1 million in 2017 and $55.0 million in 2016. Cash paid for income taxes was $22.6 million, $35.4 million, and $25.5 million in 2018, 2017, and 2016, respectively.
Cash used by investing activities

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(3,000)	$(4,960)	$(165,802)
Additions to property and equipment	(36,041)	(25,444)	(26,189)
Purchases of short- and long-term marketable securities	(24,311)	(19,726)	(44,605)
Proceeds from maturities of short- and long-term marketable securities	18,140	18,785	—
Proceeds from sales of investments	—	15,218	—
Purchase on intangible asset	(3,000)	—	—
Purchases of investments	(1,000)	—	(560)
	$(49,212)	$(16,127)	$(237,156)
The 2018 increase in property, plant and equipment payments is primarily attributable to expenditures made for construction of our new worldwide headquarters in the Boston Seaport District. We also used net $6 million to purchase additional marketable securities, $3 million to acquire developed software, $3 million for a small business acquisition and $1 million for a small investment in a technology company.
In 2017, we spent approximately $5 million on acquisitions and sold a minority investment in preferred stock for approximately $15 million.
In 2016, we acquired Kepware for $99.4 million, net of cash acquired, and Vuforia for $64.8 million, net of cash acquired. In 2016, we initiated an ongoing investment strategy whereby a portion of available cash balances were used to purchase investment grade securities with maturities up to three years.
Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided (used) by financing activities

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Borrowings under debt agreements	$250,000	$150,000	$670,000
Repayments of borrowings under credit facility	(320,000)	(190,000)	(580,000)
Repurchases of common stock	(1,100,000)	(50,991)	—
Proceeds from issuance of common stock	1,015,654	10,778	21
Payments of withholding taxes in connection with vesting of stock-based awards	(45,374)	(26,654)	(20,939)
Excess tax benefits from stock-based awards
Credit facility origination costs	(2,851)	(184)	(6,855)
Contingent consideration	(8,275)	(11,054)	(10,621)
	$(210,846)	$(118,105)	$51,606
In 2018, we resumed our stock repurchase program and used $1,100.0 million to repurchase our common stock. For the repurchases made in 2018, we used $1 billion from an equity investment in PTC made by Rockwell Automation and $100 million in cash provided by operating activities. Proceeds from issuance of common stock of $1,015.7 million includes $1 billion from the Rockwell Automation investment in PTC and $15.7 million of proceeds from our employee stock purchase plan. In 2018, we repaid $70.0 million under our credit facility. In 2018, credit facility origination costs included costs associated with the modification of our credit facility.
Credit Agreement
In September 2018, we amended and restated our existing credit facility to increase the revolving loan commitment from $600 million to $700 million and amend other provisions. The credit facility is a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. Outstanding revolving loan amounts may be repaid in whole or in part, without penalty or premium, prior to the September 13, 2023 maturity date, when all remaining amounts outstanding will be due and payable in full.
We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of September 30, 2018, we had $148.1 million in revolving loans outstanding under the credit facility, the fair value of which approximated its book value. As of September 30, 2018, we have approximately $552 million undrawn, of which $535 million would be available to borrow, the availability of which is reduced by letters of credit and certain other long-term liabilities.
Any borrowings by PTC Inc. or certain of our foreign subsidiaries under the credit facility would be guaranteed, respectively, by our material domestic subsidiaries that become parties to the subsidiary guaranty, if any, and/or by PTC Inc. Borrowings are also secured by first priority liens on property of PTC and certain of our material domestic subsidiaries, including 100% of the voting equity interests of certain of our domestic subsidiaries and 65% of our material first-tier foreign subsidiaries. Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the rate and period selected by us and based upon our total leverage ratio. During 2018, the weighted average annual interest rate for all borrowings outstanding was 5.17% and, as of September 30, 2018, the rate on the credit facility was 3.8%. We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
The credit facility imposes customary covenants that limit our ability to incur liens or guarantee obligations, pay dividends and make other distributions, make investments and engage in certain other transactions. In addition, we and our material domestic subsidiaries may not invest in, or loan to, our foreign subsidiaries in aggregate amounts exceeding $100 million for any purpose and an additional $200 million for acquisitions of businesses. We also must maintain the following financial ratios:

	Ratio as of September 30, 2018
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter.	2.36	to	1.00
Interest Coverage Ratio Ratio of consolidated trailing four quarters EBITDA to consolidated trailing four quarters cash basis interest expense, to be not less than 3.00 to 1.00.	6.18	to	1.00
Senior Secured Leverage Ratio Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter, not to exceed 3.00 to 1.00.	0.58	to	1.00
Any failure to comply with such covenants would prevent us from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding and terminate the credit facility. As of September 30, 2018, we were in compliance with all financial and operating covenants of the credit facility.

Outstanding Notes
On May 12, 2016, we issued $500 million of 6.00% Senior Notes due 2024 (the “2024 6% Notes”) in a registered offering and used the net proceeds to repay indebtedness under our senior credit facility. As of September 30, 2018, unamortized deferred financing fees associated with the offering and presented as a direct reduction from the carrying amount of the 2024 6% Notes were $4.9 million.
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
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges (as both terms are defined in the indenture) is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2024 6% Notes then outstanding and accrued interest. As of September 30, 2018, we were in compliance with all such covenants.

Share Repurchase Authorization
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock for the October 1, 2017 through September 30, 2020 period. We intend to use cash from operations and borrowings under our credit facility to make such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
In 2018, we repurchased 9.4 million shares. The repurchases were made under two accelerated repurchase (ASR) agreements. We completed the $100 million ASR repurchase in the third quarter of 2018. We entered into a $1,000 million ASR in July 2018. Shares valued at $800 million in the aggregate were delivered to us upon entry into the ASR. The remaining $200 million represents the amount held back by the bank counterparty pending final settlement of the ASR, which is expected to occur in the second or third quarter of 2019. Upon settlement of the ASR, the total shares repurchased by us will equal $1,000 million divided by the average daily volume weighted-average price of our common stock during the term of the ASR program less a fixed per share discount. We used the $1 billion in proceeds from the Rockwell Automation equity investment in PTC and $100 million of cash from operations to make the repurchases.
In 2017, we repurchased 0.9 million shares at cost of $51.0 million. In 2016, we did not repurchase any shares due to our transition to a subscription business model and the near-term impact on free cash flow and EBITDA.
Expectations for Fiscal 2019
Our transition to a subscription licensing model has had, and will continue to have, an adverse impact on revenue, operating margin and EPS relative to periods in which we primarily sold perpetual licenses until the expected transition of our customer base to subscription is completed.  This also affects consolidated EBITDA as calculated under our credit facility and, as a result of the Total Leverage Ratio under the facility, limits the amount we can borrow under the facility.  Notwithstanding the effect of the subscription transition and those limitations, we believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be $40 million in 2019) through at least the next twelve months and to meet our known long-term capital requirements.
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
We ended 2018 with a cash balance of $260 million and marketable securities of $56 million. A significant portion of our cash is generated and held outside of the United States. At September 30, 2018, we had cash and cash equivalents of $29.6 million in the United States, $88.5 million in Europe, $95.6 million in the Pacific Rim (including India), $14.8 million in Japan and $31.4 million in other non-U.S. countries. All of the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, and future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Contractual Obligations
At September 30, 2018, our contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt (1)	$863.2	$37.1	$74.2	$222.0	$530.0
Operating leases (2)	352.7	38.7	66.9	46.6	200.5
Purchase obligations (3)	115.5	88.5	26.7	0.2	—
Pension liabilities (4)	17.7	2.6	5.6	6.4	3.2
Unrecognized tax benefits (5)	9.8
Total	$1,358.9	$166.9	$173.4	$275.2	$733.7

(1)
Includes required principal repayments and interest and commitment fees on our 2024 6% Notes and our revolving credit facility based on the balance outstanding as of September 30, 2017 and the interest rates in effect as of September 30, 2018, 6.0% for our 2024 6% Notes and 3.8% for our revolving credit facility. The credit facility matures on September 13, 2023, when all remaining amounts outstanding will be due and payable in full. Principal and interest on any additional borrowing that may be required to refinance the credit facility upon its maturity are not included in the contractual obligations above.

(2)
The future minimum lease payments above include minimum future lease payments for excess facilities under non-cancelable operating leases. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. See Note I. Commitments and Contingencies of Notes to Consolidated Financial Statements in this Annual Report for additional information regarding our operating leases. On September 7, 2017, we entered into a lease for approximately 250,000 square feet located at 121 Seaport Boulevard, Boston, Massachusetts. The term of the lease is expected to run from January 1, 2019 through June 30, 2037, subject to adjustment based on the initial occupancy date. Base rent for the first year of the lease is $11.0 million and will increase by $1 per square foot leased per year thereafter ($0.3 million per year). Base rent which first becomes payable on July 1, 2020, subject to adjustment based on the lease commencement date, is included in the operating lease obligations above. In addition to the base rent, PTC must pay its pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Additional rent, equal to approximately 63% of total building operating costs and real estate taxes, is estimated to be approximately $5.9 million for the first year we begin paying rent and is not included in the operating lease payments above.

(3)
Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities and prepaid expenses recorded on our September 30, 2018 consolidated balance sheet.

(4)
These obligations relate to our international pension plans and are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status, planned employer contributions and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M. Pension Plans of Notes to Consolidated Financial Statements in this Annual Report for further discussion.

(5)
As of September 30, 2018, we had recorded total unrecognized tax benefits of $9.8 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known. See Note G. Income Taxes of Notes to Consolidated Financial Statements in this Annual Report for additional information.

As of September 30, 2018, we had letters of credit and bank guarantees outstanding of approximately $15.5 million (of which $1.1 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.

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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements. We expect to record a net deferred tax asset of approximately $72 million upon adoption, primarily relating to deductible amortization of intangible assets in Ireland.  Post adoption, our effective tax rate will no longer include the benefit of this amortization, which is reflected in our effective tax rate reconciliation under the current guidance.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606). ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The FASB has also issued additional standards to provide clarification and implementation guidance on ASC 606.
The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to a customer in an amount that reflects the consideration that is expected to be received for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In applying the principles of ASC 606, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations, estimating the amount of variable consideration to include in the transaction price, and estimating the value of each performance obligation to allocate the total transaction price to each separate performance obligation.
ASC 606 is effective for us in the first quarter of our fiscal 2019. Companies may adopt ASC 606 using either the retrospective method, under which each prior reporting period is presented under ASC 606, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASC 606 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially applying ASC 606 recognized at the date of initial application, and with certain additional required disclosures. We are adopting ASC 606 using the modified retrospective method.
While we are continuing to assess the impact of the new standard, we currently believe the most significant impact relates to accounting for our subscription arrangements that include term-based on-premise software licenses bundled with support and/or cloud services. Under current GAAP, the revenue attributable to these subscription licenses bundled with support is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered support element as it is not sold separately. Under the new standard, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize as revenue a portion of the subscription fee upon delivery of the software license. For subscriptions arrangements that also include cloud services, the company assessed whether the cloud component was highly interrelated with the on-premise term software license. Other than a limited population of subscriptions, the cloud component is currently not deemed to be interrelated with the on-premise term software and as a result, cloud services will be accounted for as a separate distinct performance obligation. We do have a limited number of subscriptions that incorporate substantial cloud services where cloud services are not distinct from the on-premise term license in the context of the contracts as they are considered highly interrelated and represent a single performance obligation, for which the revenue will continue to be recognized over time. We currently expect revenue related to our perpetual license revenue and related support contracts, professional services and cloud offerings to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and, therefore, may vary in some instances.
Upon implementation of the new standard in fiscal 2019, we expect to make revisions to contract terms with our customers for new orders that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year. This change will result in annual contractual periods for the majority of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASC 606 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASC 606 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASC 606, we expect approximately $350 million to $380 million will be adjusted to retained earnings upon adoption related to billed and unbilled deferred revenue. During the first year of adoption, we will disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
Another significant provision under ASC 606 includes the capitalization and amortization of costs associated with obtaining and fulfilling a contract. Currently, substantially all of these costs are expensed in the period incurred. Under ASC 606, direct and incremental costs to acquire a contract are capitalized and amortized using a systematic basis over the pattern of transfer of the goods and services to which the asset relates. Under ASC 606, we estimate approximately $70 million of commission costs will be capitalized and amortized over the period the capitalized assets are expected to contribute to future cash flows.
Furthermore, we have made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. We are implementing operational and internal control structural changes.

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk
We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.
Foreign currency exchange risk
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, Israel, China and Canada. We enter into foreign currency forward contracts to manage our exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes nor do we enter into derivative financial instruments to hedge future cash flow or forecast transactions.
Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. In 2018, 2017, and 2016, approximately two-thirds of our revenue and half of our expenses were transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on current revenue and expense levels (excluding restructuring charges and stock-based compensation), a $0.10 change in the USD to European exchange rates and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $16 million and $6 million, respectively.
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

As of September 30, 2018 and 2017, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2018	2017
	(in thousands)
Canadian / U.S. Dollar	$7,334	$12,809
Euro / U.S. Dollar	297,730	244,000
British Pound / U.S. Dollar	7,074	907
Israeli Sheqel / U.S. Dollar	9,778	8,820
Japanese Yen / Euro	—	17,694
Japanese Yen / U.S. Dollar	37,456	3,198
Swiss Franc / U.S. Dollar	11,944	605
Swiss Franc / Euro	—	7,157
Swedish Krona / U.S. Dollar	18,207	4,627
Chinese Yuan offshore / Euro	—	10,423
Singapore Dollar / U.S. Dollar	1,314	1,186
Chinese Renminbi/U.S. Dollar	9,010	—
All other	6,109	7,093
Total	$405,956	$318,519
As of September 30, 2018 and 2017, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2018	2017
	(in thousands)
Euro / U.S. Dollar	$8,495	$64,831
Japanese Yen / U.S. Dollar	2,193	22,675
SEK / U.S. Dollar	1,708	14,091
Total	$12,396	$101,597
Debt
In addition to amounts due under our 2024 6% Notes as described above, as of September 30, 2018, we had $148.1 million outstanding under our variable-rate credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2018, the annual rate on the credit facility loans was 3.8%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $1.5 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2017 and a 100 basis point per annum change in interest rate applied over a one-year period.
Cash and cash equivalents
As of September 30, 2018, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2018, we had cash and cash equivalents of $29.6 million in the United States, $88.5 million in Europe, $95.6 million in the Pacific Rim (including India), $14.8 million in Japan and $31.4 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2018, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably by $7.8 million and $1.1 million in 2018 and 2017, respectively and unfavorably by $6.8 million in 2016, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information
None.
PART III

ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers may be found in the sections captioned “Proposal 1: Election of Directors,” “Corporate Governance,” "Our Executive Officers," “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Transactions With Related Persons” appearing in our 2019 Proxy Statement. Such information is incorporated into this Item 10 by reference.
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
ITEM 11.Executive Compensation
Information with respect to director and executive compensation may be found under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” appearing in our 2019 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item may be found under the headings “Information about PTC Common Stock Ownership” and "Equity Compensation Plan Information" in our 2019 Proxy Statement. Such information is incorporated herein by reference.
ITEM 13.Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our 2019 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.Principal Accounting Fees and Services
Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Professional Services and Fees” in our 2019 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of September 30, 2018 and 2017	F-3
	Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016	F-4
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2018, 2017 and 2016	F-5
	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016	F-6
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018, 2017 and 2016	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statement Schedules
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

4.3	—	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	2000 Equity Incentive Plan (filed as Exhibit 10.1.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 0-18059) and incorporated herein by reference.

10.1.2*	—
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
Form of Amended and Restated Executive Agreement by and between PTC Inc. and each of Barry Cohen and Aaron von Staats (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter dated April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.9*	—
Form of Amendment to Amended and Restated Executive Agreement entered into as of November 18, 2011 by and between PTC Inc. and each of Barry Cohen and Aaron von Staats (filed as Exhibit 10.3 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

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
Form of Amendment to Executive Agreement dated August 4, 2015 by and between PTC Inc. and each of Andrew Miller, Barry Cohen, Matthew Cohen and Aaron von Staats (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 10, 2015 (File No. 0-18059) and incorporated herein by reference).

10.13	—	Executive Agreement dated May 15, 2017 between PTC Inc. and Kathleen Mitford.

10.14	—
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
Amended and Restated Credit Agreement dated as of September 13, 2018 by and among PTC Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10 to our Current Report on Form 8-K dated September 12, 2018 (File No. 0-18059) and incorporated herein by reference).

10.22	—
Office Lease Agreement dated as of September 7, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC (filed as Exhibit 10 to our Current Report on Form 8-K filed on September 7, 2017 (File No. 0-18059) and incorporated herein by reference).

10.23	—
First Amendment to Lease dated as of October 5, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the period ended September 30, 2017 (File No. 0-18059) and incorporated herein by reference).

10.24	—
Securities Purchase Agreement by and between PTC Inc. and Rockwell Automation, Inc., dated as of June 11, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 11, 2018 (File No. 0-18059) and incorporated herein by reference).

10.25	—	Amended and Restated Strategic Alliance Agreement by and between PTC Inc. and Rockwell Automation, Inc. dated as of June 18, 2018.

10.26	—
Registration Rights Agreement by and between the Company and Rockwell Automation, Inc., dated July 19, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2018 (File No. 0-18059) and incorporated herein by reference).

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
The following materials from PTC Inc.'s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016; (v) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 2018.

PTC Inc.

By:	/s/ JAMES HEPPELMANN
James Heppelmann President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 15th day of November, 2018.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES HEPPELMANN	President and Chief Executive Officer
James Heppelmann

(ii) Principal Financial and Accounting Officer:

/s/ ANDREW MILLER	Executive Vice President and Chief Financial Officer
Andrew Miller

(iii) Board of Directors:

/s/ ROBERT SCHECHTER	Chairman of the Board of Directors
Robert Schechter

/s/ JANICE CHAFFIN	Director
Janice Chaffin

/s/ PHILLIP FERNANDEZ	Director
Phillip Fernandez

/s/ DONALD GRIERSON	Director
Donald Grierson

/s/ JAMES HEPPELMANN	Director
James Heppelmann

/s/ KLAUS HOEHN	Director
Klaus Hoehn

/s/ PAUL LACY	Director
Paul Lacy

/s/ CORINNA LATHAN	Director
Corinna Lathan

/s/ BLAKE MORET	Director
Blake Moret

APPENDIX A

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PTC Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PTC Inc. and its subsidiaries (the "Company") as of September 30, 2018 and September 30, 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 15, 2018

We have served as the Company’s auditor since 1992.

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$259,946	$280,003
Short-term marketable securities	25,836	18,408
Accounts receivable, net of allowance for doubtful accounts of $607 and $1,062 at September 30, 2018 and 2017, respectively	129,297	152,299
Prepaid expenses	48,997	49,913
Other current assets	169,708	165,933
Total current assets	633,784	666,556
Property and equipment, net	80,613	63,600
Goodwill	1,182,457	1,182,772
Acquired intangible assets, net	200,202	257,908
Long-term marketable securities	30,115	31,907
Deferred tax assets	165,566	123,166
Other assets	36,285	34,475
Total assets	$2,329,022	$2,360,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,473	$35,160
Accrued expenses and other current liabilities	74,388	80,761
Accrued compensation and benefits	101,784	110,957
Accrued income taxes	18,044	5,735
Deferred revenue	487,590	446,296
Total current liabilities	735,279	678,909
Long-term debt, net of current portion	643,268	712,406
Deferred tax liabilities	5,589	17,880
Deferred revenue	11,852	12,611
Other liabilities	58,445	53,142
Total liabilities	1,454,433	1,474,948
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,981 and 115,333 shares issued and outstanding at September 30, 2018 and 2017, respectively	1,180	1,153
Additional paid-in capital	1,558,403	1,609,030
Accumulated deficit	(599,409)	(650,840)
Accumulated other comprehensive loss	(85,585)	(73,907)
Total stockholders’ equity	874,589	885,436
Total liabilities and stockholders’ equity	$2,329,022	$2,360,384
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2018	2017	2016
Revenue:
Subscription	$482,027	$279,246	$118,322
Support	496,826	574,680	651,807
Total recurring revenue	978,853	853,926	770,129
Perpetual license	109,634	133,390	173,467
Total subscription, support and license revenue	1,088,487	987,316	943,596
Professional services	153,337	176,723	196,937
Total revenue	1,241,824	1,164,039	1,140,533
Cost of revenue:
Cost of license and subscription revenue	94,108	86,047	69,710
Cost of support revenue	88,575	92,202	85,729
Total cost of software revenue	182,683	178,249	155,439
Cost of professional services revenue	143,511	150,770	170,226
Total cost of revenue	326,194	329,019	325,665
Gross margin	915,630	835,020	814,868
Operating expenses
Sales and marketing	414,524	372,946	367,465
Research and development	249,774	236,059	229,331
General and administrative	142,981	145,067	145,615
Amortization of acquired intangible assets	31,350	32,108	33,198
Restructuring and other charges, net	3,764	7,942	76,273
Total operating expenses	842,393	794,122	851,882
Operating income (loss)	73,237	40,898	(37,014)
Foreign currency losses, net	(6,982)	(5,686)	(1,889)
Interest income	3,819	3,249	3,437
Interest expense	(41,673)	(42,400)	(29,882)
Other income (expense), net	255	2,533	(1,844)
Income (loss) before income taxes	28,656	(1,406)	(67,192)
Benefit from income taxes	(23,331)	(7,645)	(12,727)
Net income (loss)	$51,987	$6,239	$(54,465)
Earnings (loss) per share—Basic	$0.45	$0.05	$(0.48)
Earnings (loss) per share—Diluted	$0.44	$0.05	$(0.48)
Weighted average shares outstanding—Basic	116,390	115,523	114,612
Weighted average shares outstanding—Diluted	118,158	117,356	114,612
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2018	2017	2016
Net income (loss)	$51,987	$6,239	$(54,465)
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period, net of tax of $0.2 million in 2018, $0.1 million in 2017 and $0 million in 2016, respectively	1,445	(758)	(3,375)
Net hedge (gain) loss reclassified into earnings, net of tax of ($0.1 million) in 2018, ($0.1 million) in 2017 and $0 million in 2016, respectively	483	459	2,131
Unrealized loss on hedging instruments	1,928	(299)	(1,244)
Foreign currency translation adjustment, net of tax of $0 for all periods	(11,767)	16,593	408
Unrealized loss on marketable securities, net of tax of $0 for all periods	(269)	(22)	(122)
Amortization of net actuarial pension loss included in net income, net of tax of ($0.7 million), ($1.0 million), and ($0.7 million) in 2018, 2017 and 2016, respectively	1,629	2,392	1,609
Pension net gain (loss) arising during the period net of tax of $1.5 million, ($3.6 million), and $3.5 million in 2018, 2017, and 2016, respectively	(3,787)	8,636	(8,646)
Change in unamortized pension loss during the period related to changes in foreign currency	588	(1,254)	(216)
Other comprehensive income (loss)	(11,678)	26,046	(8,211)
Comprehensive income (loss)	$40,309	$32,285	$(62,676)
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$51,987	$6,239	$(54,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	82,939	76,708	65,996
Depreciation and amortization	87,408	86,742	86,554
Benefit from deferred income taxes	(56,556)	(28,289)	(44,182)
Other non-cash costs, net	534	2,272	966
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	20,396	12,832	52,617
Accounts payable and accrued expenses	5,251	20,315	(14,185)
Accrued compensation and benefits	(6,988)	(34,846)	60,944
Deferred revenue	56,141	5,808	16,232
Accrued income taxes, net of income tax receivable	10,323	(798)	6,749
Other current assets and prepaid expenses	(10,583)	721	4,591
Other noncurrent assets and liabilities	6,959	(12,470)	1,444
Net cash provided by operating activities	247,811	135,234	183,261
Cash flows from investing activities:
Additions to property and equipment	(36,041)	(25,444)	(26,189)
Purchases of short- and long-term marketable securities	(24,311)	(19,726)	(44,605)
Proceeds from maturities of short- and long-term marketable securities	18,140	18,785	—
Acquisitions of businesses, net of cash acquired	(3,000)	(4,960)	(165,802)
Purchases of investments	(1,000)	—	(560)
Proceeds from sales of investments	—	15,218	—
Purchase of intangible asset	(3,000)	—	—
Net cash used by investing activities	(49,212)	(16,127)	(237,156)
Cash flows from financing activities:
Borrowings under credit facility and senior notes	250,000	150,000	670,000
Repayments of borrowings under credit facility	(320,000)	(190,000)	(580,000)
Repurchases of common stock	(1,100,000)	(50,991)	—
Proceeds from issuance of common stock	1,015,654	10,778	21
Payments of withholding taxes in connection with vesting of stock-based awards	(45,374)	(26,654)	(20,939)
Credit facility origination costs	(2,851)	(184)	(6,855)
Contingent consideration	(8,275)	(11,054)	(10,621)
Net cash provided (used) by financing activities	(210,846)	(118,105)	51,606
Effect of exchange rate changes on cash and cash equivalents	(7,810)	1,066	6,807
Net increase (decrease) in cash and cash equivalents	(20,057)	2,068	4,518
Cash and cash equivalents, beginning of year	280,003	277,935	273,417
Cash and cash equivalents, end of year	$259,946	$280,003	$277,935
Supplemental disclosure of non-cash financing activities:
Fair value of contingent consideration recorded for acquisitions	$2,100	$—	$16,900
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2015	113,745	$1,137	$1,553,390	$(602,614)	$(91,742)	$860,171
Common stock issued for employee stock-based awards	1,820	18	3	—	—	21
Shares surrendered by employees to pay taxes related to stock-based awards	(597)	(5)	(20,934)	—	—	(20,939)
Compensation expense from stock-based awards	—	—	65,996	—	—	65,996
Excess tax benefits from stock-based awards	—	—	93	—	—	93
Net loss	—	—	—	(54,465)	—	(54,465)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1,244)	(1,244)
Foreign currency translation adjustment	—	—	—	—	408	408
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(122)	(122)
Change in pension benefits, net of tax	—	—	—	—	(7,253)	(7,253)
Balance as of September 30, 2016	114,968	$1,150	$1,598,548	$(657,079)	$(99,953)	$842,666
Common stock issued for employee stock-based awards	1,586	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(544)	(5)	(26,649)	—	—	(26,654)
Common stock issued for employee stock purchase plan	269	3	10,775	—	—	10,778
Compensation expense from stock-based awards	—	—	76,708	—	—	76,708
Excess tax benefits from stock-based awards	—	—	644	—	—	644
Net income	—	—	—	6,239	—	6,239
Repurchases of common stock	(946)	(10)	(50,981)	—	—	(50,991)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(299)	(299)
Foreign currency translation adjustment	—	—	—	—	16,593	16,593
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Change in pension benefits, net of tax	—	—	—	—	9,774	9,774
Balance as of September 30, 2017	115,333	$1,153	$1,609,030	$(650,840)	$(73,907)	$885,436
Common stock issued for employee stock-based awards	1,830	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(664)	(6)	(45,368)	—	—	(45,374)
Common stock issued	10,582	106	995,394	—	—	995,500
Common stock issued for employee stock purchase plan	292	2	15,652	—	—	15,654
Compensation expense from stock-based awards	—	—	82,939	—	—	82,939
ASU 2016-09 adoption	—	—	681	(556)	—	125
Net income	—	—	—	51,987	—	51,987
Repurchases of common stock	(9,392)	(93)	(1,099,907)	—	—	(1,100,000)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	1,928	1,928
Foreign currency translation adjustment	—	—	—	—	(11,767)	(11,767)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(269)	(269)
Change in pension benefits, net of tax	—	—	—	—	(1,570)	(1,570)
Balance as of September 30, 2018	117,981	$1,180	$1,558,403	$(599,409)	$(85,585)	$874,589
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
Revenue and operating income in Note Q. Segment Information have been reclassified to conform to the current period presentation.
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
Revenue Recognition
Our sources of revenue include: (1) subscription, (2) support, (3) perpetual license and (4) professional services. Through 2018, we recorded revenues for software related deliverables in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition and revenues for non-software deliverables in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. Under those standards, revenue is recorded when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. We exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

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
Subscription-based licenses include the right for a customer to use our licenses on-premise and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement since we do not have vendor-specific objective evidence (“VSOE”) of fair value for our coterminous support. When sold in arrangements with other elements, VSOE of fair value is established for the subscription-based licenses through the use of a substantive renewal clause within the customer contract for a combined annual fee that includes the term-based license and related support.
Cloud services revenue (which in 2018, 2017 and 2016 represented less than 5% of our total revenue) includes fees for hosting and application management of customers’ perpetual or subscription-based licenses (hosting services) and fees for Software as a Service (SaaS) arrangements. When hosting services are sold as part of a multi-element transaction, revenue is allocated to hosting services based on VSOE, and recognized ratably over the contractual term beginning on the commencement dates of each contract, which is the date the services are made available to the customer. VSOE is established for hosting services either through a substantive stated renewal option or stated contractual overage rates, as these rates represent the value the customer is willing to pay on a standalone basis. We also offer cloud services under SaaS arrangements whereby customers access our software in the cloud. Under SaaS arrangements, customers cannot take possession of the software. Cloud services include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer.
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
Deferred Revenue
Billed deferred revenue primarily relates to software subscription and support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at September 30, 2018 and 2017 were $153.6 million and $160.9 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Deferred subscription revenue	$288,012	$193,376
Deferred support revenue	196,684	256,999
Deferred perpetual license revenue	1,475	1,773
Deferred professional services revenue	13,272	6,759
Total deferred revenue	$499,443	$458,907
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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at September 30, 2018, the unrealized losses were temporary.

Cost Method Investments
We generally account for non-marketable equity investments under the cost method. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. For an other-than-temporary impairment in the investment, we record a charge to other expense for the difference between the estimated fair value and the carrying value. The carrying value of our non-marketable equity investments are recorded in noncurrent assets and totaled $1.7 million and $0.7 million as of September 30, 2018 and 2017, respectively. In 2017, we sold a cost method investment in a private company for $13.7 million for a gain of approximately $3.7 million.
Concentration of Credit Risk and Fair Value of Financial Instruments
The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. No individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2018 or 2017 or comprised more than 10% of our revenue for the years ended September 30, 2018, 2017 or 2016.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.6 million as of September 30, 2018, $1.1 million as of September 30, 2017, $1.0 million as of September 30, 2016 and $1.0 million as of September 30, 2015. Uncollectible trade accounts receivable written-off, net of recoveries, were $1.0 million, $1.5 million and $0.3 million in 2018, 2017 and 2016, respectively. Bad debt expense was $0.5 million, $1.5 million and $0.3 million in 2018, 2017 and 2016, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Allowance for Sales Credits
We record an allowance for sales credits that is established based on the evaluation of historical credits and is recorded as a reduction in accounts receivable and revenue. As of September 30, 2018, the allowance for sale credits was $2.0 million.
Derivatives
Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, China and Canada. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. dollar value of anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts, to manage the exposures to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivatives transactions for trading or speculative purposes. For a description of our non-designated hedge and cash flow hedge activities see Note P. Derivative Financial Instruments.
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
Cash Flow Hedges
Our foreign exchange risk management program objective is to identify foreign exchange exposures and implement appropriate hedging strategies to minimize earnings fluctuations resulting from foreign exchange rate movements. We designate certain foreign exchange forward contracts as cash flow hedges of Euro, Yen and SEK denominated intercompany forecast revenue transactions (supported by third party sales). All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of foreign exchange forward contracts is 14 months.
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
Software Development Costs
We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2018, 2017 or 2016. In 2018 and 2017, we acquired capitalized software of $0.8 million and $6.0 million, respectively. These assets are included in acquired intangible assets in the accompanying Consolidated Balance Sheets.

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
Our annual goodwill impairment test is based on either a qualitative (Step 0) or quantitative (Step 1) assessment, and is designed to determine whether we believe it is more likely than not that the fair values of our reporting units exceed their carrying values. A Step 0 assessment includes a review of qualitative factors including company specific (financial performance and long-range plans), industry, and macroeconomic factors, and a consideration of the fair value of each reporting unit at the last valuation date. A Step 1 assessment is a quantitative analysis that compares the fair value of the reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.
We completed our annual goodwill impairment review as of July 1, 2018 based on a Step 0 assessment and concluded that no impairment charge was required as of that date.
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
Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.9 million, $2.5 million and $2.1 million in 2018, 2017 and 2016, respectively and are included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments, changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits, unrealized gains and losses on hedging instruments and unrealized gains and losses on marketable securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2018 and 2017, was comprised of cumulative translation adjustment losses of $66.4 million and $54.6 million, respectively, unrecognized actuarial losses related to pension benefits of $27.0 million ($19.2 million net of tax) and $24.7 million ($17.6 million net of tax), respectively, unrecognized gain on hedging instruments of $0.4 million ($0.4 million net of tax) and unrecognized loss of $1.8 million ($1.5 million net of tax), respectively, and unrecognized losses on marketable securities of $0.4 million and $0.1 million, respectively.
Earnings per Share (EPS)
Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. Due to the net loss generated in the year ended September 30, 2016, approximately 1.7 million restricted stock units have been excluded from the computation of diluted EPS in that year as the effect would have been anti-dilutive.
The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2018	2017	2016
	(in thousands, except per share data)
Net income (loss)	$51,987	$6,239	$(54,465)
Weighted average shares outstanding	116,390	115,523	114,612
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,768	1,833	—
Diluted weighted average shares outstanding	118,158	117,356	114,612
Basic earnings (loss) per share	$0.45	$0.05	$(0.48)
Diluted earnings (loss) per share	$0.44	$0.05	$(0.48)
Stock-Based Compensation
We measure the compensation cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note K. Equity Incentive Plan for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding. See Note G. Income Taxes for detail of the tax benefit related to stock-based compensation recognized in the Consolidated Statements of Operations.
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
Additionally, excess tax benefits from stock-based awards will no longer be separately classified on our Consolidated Statements of Cash Flows as a financing activity apart from other income tax, and will be presented as an operating activity. As a result of the adoption of ASU 2016-09, the Consolidated

Statement of Cash Flows was adjusted as follows: a $0.6 million and $0.1 million increase to net cash provided by operating activities for the periods ended September 30, 2017 and September 30, 2016, respectively, and a $0.6 million and $0.1 million decrease to net cash used in financing activities for the periods ended September 30, 2017 and September 30, 2016, respectively.
Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a cumulative effect adjustment of $0.7 million to reduce retained earnings as of October 1, 2017.
Pending Accounting Pronouncements
Derivative Financial Instruments
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities", which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2018 (our fiscal 2020) including interim reporting periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements. We expect to record a net deferred tax asset of approximately $72 million upon adoption, primarily relating to deductible amortization of intangible assets in Ireland.  Post adoption, our effective tax rate will no longer include the benefit of this amortization, which is reflected in our effective tax rate reconciliation under the current guidance.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606). ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The FASB has also issued additional standards to provide clarification and implementation guidance on ASC 606.
The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to a customer in an amount that reflects the consideration that is expected to be received for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In applying the principles of ASC 606, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations, estimating the amount of variable consideration to include in the transaction price, and estimating the value of each performance obligation to allocate the total transaction price to each separate performance obligation.

ASC 606 is effective for us in the first quarter of our fiscal 2019. Companies may adopt ASC 606 using either the retrospective method, under which each prior reporting period is presented under ASC 606, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASC 606 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially applying ASC 606 recognized at the date of initial application, and with certain additional required disclosures. We are adopting ASC 606 using the modified retrospective method.
While we are continuing to assess the impact of the new standard, we currently believe the most significant impact relates to accounting for our subscription arrangements that include term-based on-premise software licenses bundled with support and/or cloud services. Under current GAAP, the revenue attributable to these subscription licenses bundled with support is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered support element as it is not sold separately. Under the new standard, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize as revenue a portion of the subscription fee upon delivery of the software license. For subscriptions arrangements that also include cloud services, the company assessed whether the cloud component was highly interrelated with the on-premise term software license. Other than a limited population of subscriptions, the cloud component is currently not deemed to be interrelated with the on-premise term software and as a result, cloud services will be accounted for as a separate distinct performance obligation. We do have a limited number of subscriptions that incorporate substantial cloud services where cloud services are not distinct from the on-premise term license in the context of the contracts as they are considered highly interrelated and represent a single performance obligation, for which the revenue will continue to be recognized over time. We currently expect revenue related to our perpetual license revenue and related support contracts, professional services and cloud offerings to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and, therefore, may vary in some instances.
Upon implementation of the new standard in fiscal 2019, we expect to make revisions to contract terms with our customers for new orders that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year. This change will result in annual contractual periods for the majority of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASC 606 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASC 606 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASC 606, we expect approximately $350 million to $380 million will be adjusted to retained earnings upon adoption related to billed and unbilled deferred revenue. During the first year of adoption, we will disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
Another significant provision under ASC 606 includes the capitalization and amortization of costs associated with obtaining and fulfilling a contract. Currently, substantially all of these costs are expensed in the period incurred. Under ASC 606, direct and incremental costs to acquire a contract are capitalized and amortized using a systematic basis over the pattern of transfer of the goods and services to which the asset relates. Under ASC 606, we estimate approximately $70 million of commission costs will be capitalized and amortized over the period the capitalized assets are expected to contribute to future cash flows.

Furthermore, we have made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. We are implementing operational and internal control structural changes.
C. Restructuring and Other Charges
Restructuring Charges (Credits)
In fiscal 2016, we initiated a plan to restructure our workforce and consolidate select facilities to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The actions resulted in total restructuring charges of $84.5 million, primarily associated with termination benefits associated with approximately 800 employees. This restructuring plan was substantially completed in 2017.
In fiscal 2015, we committed to a plan to restructure our workforce and consolidate select facilities to realign our global workforce to increase investment in our IoT business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The actions resulted in total restructuring charges of $42.1 million, primarily associated with termination benefits associated with 411 employees. This restructuring plan was substantially completed in 2016.
In 2018, we recorded restructuring credits of $1.0 million ($0.2 million related to the 2016 restructuring and $0.8 million related to the 2015 restructuring). We made cash payments related to restructuring charges of $2.8 million ($2.6 million related to the 2016 restructuring and $0.2 million related to the 2015 restructuring). At September 30, 2018, accrued restructuring totaled $2.4 million related to the 2016 restructuring.
In 2017, we recorded restructuring charges of $7.9 million ($8.2 million of which related to the 2016 restructuring offset by $0.3 million related to the 2015 restructuring). We made cash payments related to restructuring charges of $37.1 million ($36.4 million of which related to the 2016 restructuring and $0.7 million related to the 2015 restructuring).
In 2016, we recorded restructuring charges of $76.3 million ($77.1 million of which related to the 2016 restructuring offset by $0.8 million credit related to the 2015 restructuring). We made cash payments related to restructuring charges of $55.0 million ($42.1 million of which related to the 2016 restructuring, $12.1 million related to the 2015 restructuring and $0.8 million related to prior restructuring plans).
The following table summarizes restructuring charges reserve activity for the three years ended September 30, 2018:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Consolidated Total
	(in thousands)
Balance, October 1, 2015	$14,086	$1,168	$15,254
Charges to operations	74,929	1,344	76,273
Cash disbursements	(53,966)	(1,053)	(55,019)
Foreign currency impact	128	(28)	100
Balance, September 30, 2016	35,177	1,431	36,608
Charges to operations	2,373	5,569	7,942
Cash disbursements	(35,069)	(2,005)	(37,074)
Other non-cash charges	—	(704)	(704)
Foreign currency impact	(745)	217	(528)
Balance, September 30, 2017	1,736	4,508	6,244
Charges (credits) to operations	(509)	(494)	(1,003)
Cash disbursements	(1,247)	(1,509)	(2,756)
Foreign currency impact	20	(90)	(70)
Balance, September 30, 2018	$—	$2,415	$2,415

Of the accrual for facility closures and related costs, as of September 30, 2018, $1.5 million is included in accrued expenses and other current liabilities and $0.9 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of $2.8 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
Other - Headquarters relocation charges
Headquarters relocation charges represent accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility. In 2019, we will be moving into a new worldwide headquarters in the Boston Seaport District, and we will be vacating our current headquarters space. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space, but have not yet done so. If we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease (approximately $12 million per year), we will bear overlapping rent obligations for those premises and will be required to record additional headquarters relocation charges related to any rent shortfall. A charge for such shortfall will be recorded in the earlier of the period that we cease using the space (which will likely occur in the second quarter of our fiscal 2019) or the period we sign sublease contracts. Additionally, we will incur other costs associated with the move which will be recorded as incurred. In 2018, we recorded $4.8 million of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements in our current facility.
D. Property and Equipment
Property and equipment consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Computer hardware and software	$324,765	$286,380
Furniture and fixtures	20,737	21,145
Leasehold improvements	47,272	47,658
Gross property and equipment	392,774	355,183
Accumulated depreciation and amortization	(312,161)	(291,583)
Net property and equipment	$80,613	$63,600
Depreciation expense was $29.4 million, $28.0 million and $28.8 million in 2018, 2017 and 2016, respectively.
E. Acquisitions
In 2016, we completed the acquisitions of Kepware (on January 12, 2016) and Vuforia (on November 3, 2015). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.
These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The fair values of intangible assets for Kepware were based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and PTC. The fair values of intangible assets for Vuforia were based on valuations using a cost approach which requires the use of significant estimates and assumptions, including estimating costs to reproduce an asset. The process for estimating the fair values of identifiable intangible assets as well as the Kepware contingent consideration liabilities requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

Acquisition-related costs were $0.5 million, $1.6 million and $3.5 million in 2018, 2017 and 2016, respectively. Acquisition-related costs include direct costs of completing an acquisition (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amounts of contingent consideration, primarily net present value changes, are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
F. Goodwill and Acquired Intangible Assets
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
As of September 30, 2018, goodwill and acquired intangible assets in the aggregate attributable to our Software Products and Professional Services segment was $1,352.4 million and $30.2 million, respectively. As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Software Products and Professional Services segment was $1,410.0 million and $30.6 million, respectively.
Goodwill is tested for impairment annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual goodwill impairment review as of June 30, 2018 and concluded that no impairment charge was required as of that date. We completed our annual goodwill impairment review as of June 30, 2018 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, and consideration of the fair value of each reporting unit, which was approximately double its carrying value or higher at July 2, 2016, the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through September 30, 2018, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,182,457			$1,182,772
Intangible assets with finite lives (amortized) (1):
Purchased software	$362,679	$254,059	$108,620	$362,955	$228,377	$134,578
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	357,586	270,272	87,314	359,932	241,554	118,378
Trademarks and trade names	19,054	14,786	4,268	19,138	14,186	4,952
Other	4,003	4,003	—	4,030	4,030	—
	$766,199	$565,997	$200,202	$768,932	$511,024	$257,908
Total goodwill and acquired intangible assets			$1,382,659			$1,440,680
 (1) The weighted average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 11 years, respectively.
The changes in the carrying amounts of goodwill from October 1, 2017 to September 30, 2018 are due to the impact of acquisitions and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products	Professional Services	Total
	(in thousands)
Balance, September 30, 2016	$1,140,215	$29,598	$1,169,813
Acquisition	2,847	—	2,847
Foreign currency translation adjustments	9,855	257	10,112
Balance, September 30, 2017	$1,152,917	$29,855	$1,182,772
Acquisition	4,350	—	4,350
Foreign currency translation adjustments	(4,547)	(118)	(4,665)
Balance, September 30, 2018	$1,152,720	$29,737	$1,182,457
The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2018, 2017 and 2016 was reflected in our Consolidated Statements of Operations as follows:

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Amortization of acquired intangible assets	$31,350	$32,108	$33,198
Cost of software revenue	26,706	26,621	24,604
Total amortization expense	$58,056	$58,729	$57,802
The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2018 is $50.6 million for 2019, $47.8 million for 2020, $42.3 million for 2021, $29.1 million for 2022, $17.1 million for 2023 and $13.2 million thereafter.

G. Income Taxes
Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Domestic	$(114,591)	$(140,150)	$(156,166)
Foreign	143,247	138,744	88,974
Total income (loss) before income taxes	$28,656	$(1,406)	$(67,192)
Our (benefit) provision for income taxes consisted of the following:

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Current:
Federal	$3,009	$2,423	$2,417
State	2,003	340	571
Foreign	28,213	17,881	28,467
	33,225	20,644	31,455
Deferred:
Federal	(12,594)	4,911	965
State	(445)	877	515
Foreign	(43,517)	(34,077)	(45,662)
	(56,556)	(28,289)	(44,182)
Total provision (benefit) for income taxes	$(23,331)	$(7,645)	$(12,727)
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, (the "Tax Act"), which significantly changed existing U.S. tax laws by a reduction of the corporate tax rate, the implementation of a new system of taxation for non-U.S. earnings, the imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, and the expansion of the limitations on the deductibility of executive compensation and interest expense. As we have a September 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 24.5% applies for our fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The Tax Act also provides that net operating losses generated in years ending after December 31, 2017 (our fiscal 2018) will be carried forward indefinitely and can no longer be carried back, and that net operating losses generated in years beginning after December 31, 2017 can only reduce taxable income by up to 80% when utilized in a future period.
We have provided no federal income taxes payable as a result of the deemed repatriation of undistributed earnings as the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. We recorded a state income taxes payable on the deemed repatriation of $2.1 million.  We also recorded a deferred tax benefit of $14.1 million for the impact of the Tax Act on our net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
The changes included in the Tax Act are broad and complex. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have finalized our accounting for the effects of the legislation with the exception of any additional guidance that may impact our provisional amounts recorded for the transition tax. We are not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that will apply to us beginning in our fiscal year ending September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax) and any associated impact on our U.S. valuation allowance. We currently anticipate finalizing and recording any resulting adjustments in the quarter ending December 29, 2018.

Taxes computed at the statutory federal income tax rates are reconciled to the provision (benefit) for income taxes as follows (in thousands):

	Year ended September 30,
	2018		2017		2016
Statutory federal income tax rate	$7,021	25%	$(492)	(35)%	$(23,517)	(35)%
Change in valuation allowance	(181,047)	(632)%	17,334	1,233%	37,996	57%
Transition impact of U.S. Tax Act	126,122	440%	—	—	—	—
Federal rate change	69,648	243%	—	—%	—	—%
State income taxes, net of federal tax benefit	2,401	8%	627	45%	(82)	—%
Federal research and development credits	(3,058)	(11)%	(2,182)	(155)%	(5,981)	(9)%
Resolution of uncertain tax positions	(4,646)	(16)%	(3,840)	(273)%	—	—%
Foreign rate differences	(38,743)	(135)%	(27,932)	(1,987)%	(27,513)	(41)%
Foreign tax on U.S. provision	2,736	10%	2,737	195%	1,987	3%
Excess tax benefits from restricted stock	(11,641)	(41)%	—	—	—	—
Audits and settlements	2,352	8%	—	—	—	—
U.S. permanent items	5,408	19%	6,030	429%	2,886	4%
Other, net	116	1%	73	4%	1,497	2%
Benefit for income taxes	$(23,331)	(81)%	$(7,645)	(544)%	$(12,727)	(19)%

In 2018 our effective tax rate was lower than the statutory federal income tax rate due to U.S. tax reform, as described above. In 2018, 2017 and 2016, our effective tax rate was materially impacted by our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018, 2017 and 2016, the foreign rate differential predominantly relates to these Irish earnings. Additionally, we have a full valuation allowance against deferred tax assets in the U.S., primarily related to net operating loss, tax credit carryforwards, capitalized research and development expense and deferred revenue. As a result, we have not recorded a benefit related to ongoing U.S. losses. Our foreign rate differential in 2018 ,2017 and 2016 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. In 2018, this realignment resulted in a tax benefit of approximately $24 million and in 2017 and 2016, a benefit of approximately $28 million in each year. In 2017 and 2016, the change in valuation allowance primarily relates to U.S. losses not benefited, partially offset by the release of valuation allowances in foreign subsidiaries of $9.0 million and $3.1 million, respectively. We recorded foreign withholding taxes, an obligation of the U.S. parent of $2.7 million in 2018 and $2.0 million in 2017 and 2016, respectively.
At September 30, 2018 and 2017, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $24.2 million ($18.0 million in accrued income taxes, $1.8 million in other current liabilities and $4.4 million in other liabilities) and $16.2 million ($5.7 million in accrued income taxes, $2.3 million in other current liabilities and $8.2 million in other liabilities), respectively. At September 30, 2018 and 2017, prepaid taxes recorded in prepaid expenses on the accompanying Consolidated Balance Sheets were $4.8 million and $7.1 million, respectively. We made net income tax payments of $22.6 million, $35.4 million and $25.5 million in 2018, 2017 and 2016, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,329	$143,793
Foreign tax credits	2,201	21,099
Capitalized research and development expense	20,999	13,044
Pension benefits	12,296	12,107
Prepaid expenses	30,614	9,250
Deferred revenue	33,886	59,022
Stock-based compensation	11,622	25,360
Other reserves not currently deductible	13,588	16,905
Amortization of intangible assets	96,841	78,351
Other tax credits	55,760	42,652
Depreciation	4,364	3,095
Capital loss carryforward	33,024	33,535
Deferred interest	13,057	11,666
Other	1,152	6,599
Gross deferred tax assets	360,733	476,478
Valuation allowance	(141,950)	(279,683)
Total deferred tax assets	218,783	196,795
Deferred tax liabilities:
Acquired intangible assets not deductible	(41,139)	(70,570)
Pension prepayments	(2,362)	(2,093)
Deferred revenue	(6,978)	(6,214)
U.S taxes on unremitted foreign earnings	—	(11,440)
Deferred income	(6,641)	—
Other	(1,686)	(1,192)
Total deferred tax liabilities	(58,806)	(91,509)
Net deferred tax assets	$159,977	$105,286
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.
For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2018, we had U.S. federal NOL carryforwards from acquisitions of $4.1 million that expire in 2023 to 2029. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382.
As of September 30, 2018, we had Federal R&D credit carryforwards of $30.0 million, which expire beginning in 2021 and ending in 2038, and Massachusetts R&D credit carryforwards of $22.4 million, which expire beginning in 2019 and ending in 2033. We also had foreign tax credits of $2.2 million, which expire beginning in 2026 and ending in 2027. A full valuation allowance is recorded against these carryforwards.
We also have NOL carryforwards in non-U.S. jurisdictions totaling $84.2 million, the majority of which do not expire. We also have non-U.S. tax credit carryforwards of $5.0 million that expire beginning in 2029 and ending in 2035. Additionally, we have interest and amortization carryforwards of $104.5 million and $709.3 million, respectively, in a foreign jurisdiction. There are limitations imposed on the utilization of such attributes that could restrict the recognition of any tax benefits.
As of September 30, 2018, we have a valuation allowance of $108.6 million against net deferred tax assets in the U.S. and a valuation allowance of $33.3 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. However, there are limitations imposed on the utilization of such net operating losses that could restrict the recognition of any tax benefits.
The changes to the valuation allowance were primarily due to the following:

	Year ended September 30,
	2018	2017	2016
	(in millions)
Valuation allowance beginning of year	$279.7	$235.5	$198.2
Net release of valuation allowance (1)	(2.8)	(9.1)	(3.1)
Net increase (decrease) in deferred tax assets with a full valuation allowance (2)	(134.9)	53.3	39.8
Establish valuation allowance in foreign jurisdictions	—	—	0.6
Valuation allowance end of year	$142.0	$279.7	$235.5

(1)	In 2018, 2017 and 2016, this is attributable to the release in foreign jurisdictions.

(2)
This is primarily attributable to U.S. tax reform: the utilization of tax attributes used to offset the transition tax, the revaluation of the U.S. net deferred tax assets and liabilities, the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2018 and 2017, we reduced interest expense by $0.6 million and $0.9 million, respectively, and in 2016, we recorded interest expense of $0.5 million. In 2018, 2017 and 2016, we had no tax penalty expense in our income tax provision. As of September 30, 2018 and 2017, we had accrued $0.5 million and $1.1 million, respectively, of net estimated interest expense related to income tax accruals. We had no accrued tax penalties as of September 30, 2018, 2017 or 2016.

	Year ended September 30,
Unrecognized tax benefits	2018	2017	2016
	(in millions)
Unrecognized tax benefit beginning of year	$14.8	$15.5	$14.1
Tax positions related to current year:
Additions	1.5	0.9	1.0
Tax positions related to prior years:
Additions	—	1.0	0.4
Reductions	(4.7)	(1.6)	—
Settlements	—	(1)	—
Statute expirations	(1.8)	—	—
Unrecognized tax benefit end of year	$9.8	$14.8	$15.5
If all of our unrecognized tax benefits as of September 30, 2018 were to become recognizable in the future, we would record a benefit to the income tax provision of $9.8 million (which would be partially offset by an increase in the U.S. valuation allowance of $3.7 million). Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $2 million as audits close and statutes of limitations expire.
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
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the U.S. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. As of September 30, 2018, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2015 through 2018
Germany	2011 through 2018
France	2015 through 2018
Japan	2013 through 2018
Ireland	2014 through 2018
Additionally, net operating loss and tax credit carryforwards from certain earlier periods in these jurisdictions may be subject to examination to the extent they are utilized in later periods.
We incurred expenses related to stock-based compensation in 2018, 2017 and 2016 of $82.9 million, $76.7 million and $66.0 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation totaled $28.3 million, $1.3 million and $0.7 million in 2018, 2017 and 2016, respectively. Upon the settlement of the stock-based awards (i.e., exercise or vesting), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is recorded to the tax provision. In 2018, windfall tax benefits of $13.2 million were recorded to the tax provision. Prior to the adoption of ASU 2016-09, windfall tax benefits were recorded to APIC when they resulted in a reduction in taxes payable. In 2017 and 2016, we recorded windfall tax benefits of $0.6 million and $0.1 million to APIC, respectively.
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
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to U.S. federal taxation via a one-time transition tax, and there is therefore no longer a material cumulative basis difference associated with the undistributed earnings. We maintain our assertion of our intention to permanently reinvest these earnings outside the U.S. unless repatriation can be done substantially tax-free, with the exception of a foreign holding company formed in 2018 and our Taiwan subsidiary. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The amount of unrecognized deferred tax liability on the undistributed earnings would not be material.

H. Debt
As of September 30, 2018 and 2017, we had the following long-term borrowing obligations:

	September 30,
	2018	2017
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility-revolver	148,125	218,125
Total debt	648,125	718,125
Unamortized debt issuance costs for the Senior notes (1)	(4,857)	(5,719)
Total debt, net of issuance costs (2)	$643,268	$712,406
(1) Unamortized debt issuance costs related to the credit facility were $3.8 million and $2.0 million as of September 30, 2018 and September 30, 2017, respectively, and were included in other assets.
(2) As of September 30, 2018 and 2017, all debt was included in long-term debt.
Senior Unsecured Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all of the covenants as of September 30, 2018.
On and after May 15, 2019, we may redeem the senior notes at any time in whole or from time to time in part at specified redemption prices. In certain circumstances constituting a change of control, we will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. Our ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by our then-available financial resources or by the terms of other agreements to which we may be party at such time. If we fail to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture which, in turn, may also constitute an event of default under other obligations.
As of September 30, 2018, the total estimated fair value of the Notes was approximately $521.2 million, which is based on quoted prices for the notes on that date.
Credit Agreement
We maintain a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of September 30, 2018, the fair value of our credit facility approximates its book value.
In September 2018, we amended and restated the credit facility to increase the revolving loan commitment from $600 million to $700 million and amend other provisions, including replacing the fixed charge coverage ratio with an interest coverage ratio. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. The credit facility matures on September 13, 2023, when all remaining amounts outstanding will be due and payable in full.
PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-K, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors.  As of the filing of this Form 10-K, $110.0 million were borrowed by an eligible foreign subsidiary borrower. In addition, owned property (including equity interests) of PTC and certain of its material domestic subsidiaries' owned property is subject to first priority perfected liens in favor of the lenders under this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of September 30, 2018, the annual rate for borrowing outstanding was 3.8%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $100 million for any purpose and an additional $200 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a total leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter;

•
a senior secured leverage ratio, defined as senior consolidated total indebtedness (which excludes unsecured indebtedness) to the consolidated trailing four quarters EBITDA, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter; and

•
an interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated trailing our quarters of cash basis interest expense, of not less than 3.00 to 1.00 as of the last day of any fiscal quarter.

As of September 30, 2018, our total leverage ratio was 2.36 to 1.00, our senior secured leverage ratio was 0.58 to 1.00 and our interest coverage ratio was 6.18 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
We incurred $2.9 million in financing costs in connection with the September 2018 credit facility amendment and restatement. These origination costs are recorded as deferred debt issuance costs and are included in other assets. We incurred $6.9 million in financing costs in connection with the Senior Notes in 2016. These origination costs are recorded as a direct reduction from the carrying amount of the related debt liability. Financing costs are expensed over the remaining term of the obligations.
In 2018, 2017 and 2016, we paid $39.8 million, $38.9 million and $13.3 million, respectively, of interest on our debt. The average interest rate on borrowings outstanding during 2018, 2017 and 2016 was approximately 5.2%, 4.9% and 3.0%, respectively.
I. Commitments and Contingencies
Leasing Arrangements
We lease office facilities under operating leases expiring at various dates through 2037. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense was $36.9 million, $35.8 million and $37.2 million in 2018, 2017 and 2016, respectively. At September 30, 2018, our future minimum lease payments under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2019	$38,690
2020	33,753
2021	33,109
2022	28,248
2023	18,336
Thereafter	200,543
Total minimum lease payments	$352,679
Amounts above include future minimum lease payments for our corporate headquarters facility located in Needham, Massachusetts. The lease for our headquarters facility was renewed in the first quarter of 2011 for an additional 10 years (through November 2022) with a ten-year renewal option through November 2032. Under the terms of the lease, we are paying approximately $7.4 million in annual base rent plus operating expenses. Utilities related to this lease are excluded from the above table due to variability year to year. These costs were approximately $1.6 million in 2018. The amended lease provides for $12.8 million in landlord funding for leasehold improvements which we completed in 2014. We capitalized these leasehold improvements and will amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.
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
As of September 30, 2018 and 2017, we had letters of credit and bank guarantees outstanding of $15.5 million (of which $1.1 million was collateralized) and $4.3 million (of which $1.2 million was collateralized), respectively, primarily related to our corporate headquarters lease.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of September 30, 2018, we estimate approximately $0.7 million to $5.0 million in legal proceedings and claims, of which we had accrued $0.9 million. As of September 30, 2017, we had a legal proceedings and claims accrual of $0.3 million.
Accounts Receivable
Accounts receivable as of September 30, 2017 included an amount invoiced under a multi-year contract for which the period of performance, and related revenue recognized, spanned a number of years (with no revenue recognized since the first quarter of 2017). The invoiced amount was disputed by the customer. A settlement reached in September 2018 included partial payment of the receivable and new software purchases. The net revenue write-down recorded in the fourth quarter was $9.3 million, comprised of $14.5 million professional services revenue write-down, partially offset by new license revenue of $5.2 million.
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
Common Stock
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. As part of a strategic alliance, in the fourth quarter of 2018, Rockwell Automation made a $1 billion equity investment in PTC, by acquiring 10,582,010 shares at a price of $94.50 per share.
Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock for the October 1, 2017 through September 30, 2020 period.
We intend to use cash from operations and borrowings under our credit facility to make such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
In 2018, we repurchased 9.4 million shares. The repurchases were made under two accelerated repurchase (ASR) agreements. We completed the $100 million ASR repurchase in the third quarter of 2018. We entered into a $1,000 million ASR in July 2018. Shares valued at $800 million in the aggregate were delivered to us upon entry into the ASR. The remaining $200 million represents the amount held back by the bank counterparty pending final settlement of the ASR, which is expected to occur in the second or third quarter of 2019. Upon settlement of the ASR, the total shares repurchased by us will equal

$1,000 million divided by the average daily volume weighted-average price of our common stock during the term of the ASR program less a fixed per share discount. We used the $1 billion in proceeds from the Rockwell Automation investment in PTC and $100 million of cash from operations to make the repurchases.
In 2017, we repurchased 0.9 million shares at cost of $51.0 million. In 2016, we did not repurchase any shares due to our transition to a subscription business model and the near-term impact on free cash flow and EBITDA.
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
The fair value of restricted stock units granted in 2018, 2017 and 2016 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted stock units granted in 2018, 2017 and 2016 was $76.17, $51.27 and $37.25, respectively. In 2018 and 2017, the weighted average fair value per share of restricted stock was increased by $4.35 and $2.27, respectively, by the additional shares earned for the 2016 TSR grant upon measurement on the vest date in 2017.
Beginning in the first quarter of 2018, we account for forfeitures as they occur, rather than estimate expected forfeitures.
The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our Consolidated Statements of Operations:

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Cost of license subscription revenue	$1,801	$1,379	$805
Cost of support revenue	2,645	5,116	4,593
Cost of professional services revenue	7,079	6,116	5,393
Sales and marketing	24,893	15,373	14,659
Research and development	13,488	13,968	10,174
General and administrative	33,033	34,756	30,372
Total stock-based compensation expense	$82,939	$76,708	$65,996
Stock-based compensation expense in 2018, 2017 and 2016 includes $4.3 million, $3.2 million, and $0.4 million respectively, related to our employee stock purchase plan (ESPP). The stock-based compensation expense in 2016 included $10 million of expense related to modifications of certain performance-based RSUs previously granted under our long-term incentive programs. The Compensation Committee of our Board of Directors amended these equity awards due to the impact of changes in our business model and strategy and foreign currency on our financial results.
As of September 30, 2018, total unrecognized compensation cost related to unvested restricted stock units expected to vest was approximately $144.5 million and the weighted average remaining recognition period for unvested awards was 28 months.
As of September 30, 2018, 2.3 million shares of common stock were available for grant under the 2000 Plan and 3.3 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.
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

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2018
Restricted stock unit activity for the year ended September 30, 2018	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock units October 1, 2017	3,487	$45.57
Granted (1)	2,190	$76.17
Vested	(1,829)	$43.91
Forfeited or not earned	(564)	$51.32
Balance of nonvested outstanding restricted stock units September 30, 2018	3,284	$65.93	$348,638
 (1) Restricted stock granted includes approximately 184,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2018.

	Restricted Stock Units
Restricted stock unit grants	Performance-based RSUs (1)	Service-based RSUs (2)
	(Number of Units in thousands)
Year ended September 30, 2018	961	1,045

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
Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. There were no options outstanding and exercisable at September 30, 2018, 2017 and 2016.

	Year ended September 30,
	2018	2017	2016
Value of stock option and stock-based award activity	(in thousands)
Total intrinsic value of stock options exercised	$—	$—	$88
Total fair value of restricted stock unit awards vested	$127,525	$78,573	$63,655
In 2018, shares issued upon vesting of restricted stock units were net of 0.7 million shares retained by us to cover employee tax withholdings of $45.4 million. In 2017, shares issued upon vesting of restricted stock units were net of 0.5 million shares retained by us to cover employee tax withholdings of $26.7 million. In 2016, shares issued upon vesting of restricted stock and restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $20.9 million.
L. Employee Benefit Plan
We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 3% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after 4 years of service. We made matching contributions of $5.8 million, $5.6 million, and $5.4 million in 2018, 2017 and 2016, respectively.
M. Pension Plans
We maintain several international defined benefit pension plans primarily covering certain employees of Computervision, which we acquired in 1998, and CoCreate, which we acquired in 2008, and covering employees in Japan. Benefits are based upon length of service and average compensation with vesting after one to five years of service. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below. Effective in 1998, benefits under one of the international plans were frozen indefinitely.
The following table presents the actuarial assumptions used in accounting for the pension plans:

	2018	2017	2016
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	1.9%	1.8%	1.3%
Rate of increase in future compensation	3.0%	2.8%	2.8%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	1.8%	1.3%	2.2%
Rate of increase in future compensation	2.8%	2.8%	3.0%
Rate of return on plan assets	5.4%	5.4%	5.7%
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
As of September 30, 2018, the weighted long-term rate of return assumption is 5.4%. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2018 in the table above, will be used to determine our 2019 net periodic pension cost, which we expect to be approximately $1.2 million.
The actuarially computed components of net periodic pension cost recognized in our Consolidated Statements of Operations for each year are shown below:

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Interest cost of projected benefit obligation	$1,260	$815	$1,374
Service cost	1,535	1,696	1,599
Expected return on plan assets	(4,180)	(3,327)	(3,305)
Amortization of prior service cost	(5)	(5)	(5)
Recognized actuarial loss	2,293	3,385	2,292
Settlement loss	9	—	—
Net periodic pension cost	$912	$2,564	$1,955

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets:

	Year ended September 30,
	2018	2017
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$87,168	$92,695
Service cost	1,535	1,696
Interest cost	1,260	815
Actuarial loss (gain)	2,157	(8,496)
Foreign exchange impact	(1,669)	2,379
Participant contributions	212	183
Benefits paid	(1,637)	(2,104)
Settlements	(1,162)	—
Projected benefit obligation—end of year	$87,864	$87,168
Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$70,494	$61,935
Actual return on plan assets	1,025	6,261
Employer contributions	2,459	2,036
Participant contributions	212	183
Foreign exchange impact	(1,250)	2,183
Settlements	(1,162)	—
Benefits paid	(1,637)	(2,104)
Plan assets at fair value—end of year	70,141	70,494
Projected benefit obligation—end of year	87,864	87,168
Underfunded status	$(17,723)	$(16,674)
Accumulated benefit obligation—end of year	$85,103	$84,298
Amounts recognized in the balance sheet:
Non-current liability	$(17,502)	$(16,674)
Current liability	$(221)	$—
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$27,027	$24,738
We expect to recognize approximately $2.4 million of the unrecognized actuarial loss as of September 30, 2018 as a component of net periodic pension cost in 2019.
The following table shows change in accumulated other comprehensive loss:

	Year ended September 30,
	2018	2017
	(in thousands)
Accumulated other comprehensive loss- beginning of year	$24,738	$38,667
Recognized during year - net actuarial (losses)	(2,288)	(3,380)
Occurring during year - settlement loss	(9)	—
Occurring during year - net actuarial losses (gains)	5,312	(11,430)
Foreign exchange impact	(726)	881
Accumulated other comprehensive loss- end of year	$27,027	$24,738

The following table shows the percentage of total plan assets for each major category of plan assets:

	September 30,
	2018	2017
Asset category:
Equity securities	35%	23%
Fixed income securities	46%	57%
Commodities	1%	6%
Insurance company funds	12%	12%
Cash	6%	2%
	100%	100%
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
In 2018, 2017 and 2016 our actual return on plan assets was $1.0 million, $6.3 million and $1.7 million, respectively.
Based on actuarial valuations and additional voluntary contributions, we contributed $2.5 million, $2.0 million, and $2.0 million in 2018, 2017 and 2016, respectively, to the plans.
As of September 30, 2018, benefit payments expected to be paid over the next ten years are outlined in the following table:

Future Benefit Payments
(in thousands)
Year ending September 30,
2019	$2,721
2020	2,989
2021	3,265
2022	3,871
2023	3,873
2024 to 2028	23,493
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

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Plan assets:
Fixed income securities:
Government	$29,754	$—	$—	$29,754
European corporate investment grade	2,499	—	—	2,499
European large capitalization stocks	24,502	—	—	24,502
Commodities	724	—	—	724
Insurance company funds (1)	—	8,413	—	8,413
Cash	4,249	—	—	4,249
	$61,728	$8,413	$—	$70,141

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Plan assets:
Fixed income securities:
Government	$29,445	$—	$—	$29,445
European corporate investment grade	10,675	—	—	10,675
European large capitalization stocks	16,164	—	—	16,164
Commodities	3,966	—	—	3,966
Insurance company funds (1)	—	8,714	—	8,714
Cash	1,530	—	—	1,530
	$61,780	$8,714	$—	$70,494

 (1) These investments are comprised primarily of funds invested with an insurance company in Japan with a guaranteed rate of return. The insurance company invests these assets primarily in government and corporate bonds.
N. Fair Value Measurements
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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and 2017 were as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$93,058	$—	$—	$93,058
Marketable securities:
Certificates of deposit	—	219	—	219
Corporate notes/bonds	54,737	—	—	54,737
U.S. government agency securities	—	995	—	995
Forward contracts	—	2,889	—	2,889
	$147,795	$4,103	$—	$151,898
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$1,575	$1,575
Forward contracts	—	3,419	—	3,419
	$—	$3,419	$1,575	$4,994

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$49,845	$—	$—	$49,845
Marketable securities:
Certificates of deposit	—	240	—	240
Corporate notes/bonds	47,673	—	—	47,673
U.S. government agency securities	—	2,402	—	2,402
Forward contracts	—	1,163	—	1,163
	$97,518	$3,805	$—	$101,323
Financial liabilities:
Contingent consideration related acquisitions	$—	$—	$8,400	$8,400
Forward contracts	—	4,347	—	4,347
	$—	$4,347	$8,400	$12,747
(1) Money market funds and time deposits.
Since 2015, we have had two major acquisitions resulting in contingent consideration: ColdLight and Kepware. Changes in the fair value of Level 3 contingent consideration liability associated with these acquisitions were as follows:

	Contingent Consideration
	(in thousands)
	ColdLight	Kepware	Other	Total
Balance at October 1, 2016	$2,500	$17,070	$—	$19,570
Change in fair value of contingent consideration	—	930	—	930
Payment of contingent consideration	(2,500)	(9,600)	—	(12,100)
Balance at October 1, 2017	$—	$8,400	$—	$8,400
Contingent consideration at acquisition	—	—	2,100	2,100
Payment of contingent consideration	—	(8,400)	(525)	(8,925)
Balance at September 30, 2018	$—	$—	$1,575	$1,575

As of September 30, 2018, all contingent consideration liabilities are included in accrued expenses and other current liabilities. Contingent consideration is valued using a discounted cash flow method and a probability weighted estimate of achievement of the targets. Payments made against the original fair value ($8.3 million, $11.0 million and $10.6 million, in 2018, 2017 and 2016, respectively) were included in financing activities in the Consolidated Statement of Cash Flows. Payments related to changes in fair value after the respective acquisition dates are recorded in operating activities.
In connection with our acquisition of Kepware, the former shareholders were eligible to receive additional consideration of up to $18.0 million, which was contingent on the achievement of certain Financial Performance, Product Integration and Business Integration targets (as defined in the Stock Purchase Agreement) within 24 months from April 1, 2016. The estimated undiscounted range of outcomes for the contingent consideration was $16.9 million to $18.0 million at the acquisition date. As of September 30, 2018, we had made $18.0 million in payments and had no liability remaining.

O. Marketable Securities
The amortized cost and fair value of marketable securities as of September 30, 2018 and 2017 were as follows:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$220	$—	$(1)	$219
Corporate notes/bonds	55,140	—	(403)	54,737
U.S. government agency securities	1,004	—	(9)	995
	$56,364	$—	$(413)	$55,951

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$240	$—	$—	$240
Corporate notes/bonds	47,811	2	(140)	47,673
U.S. government agency securities	2,407	—	(5)	2,402
	$50,458	$2	$(145)	$50,315
The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and 2017.

	September 30, 2018
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$219	$(1)	$—	$—	$219	$(1)
Corporate notes/bonds	24,067	(70)	30,670	(333)	54,737	(403)
US government agency securities	—	—	995	(9)	995	(9)
	$24,286	$(71)	$31,665	$(342)	$55,951	$(413)

	September 30, 2017
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$240	$—	$—	$—	$240	$—
Corporate notes/bonds	15,254	(43)	28,885	(97)	44,139	(140)
US government agency securities	—	—	2,402	(5)	2,402	(5)
	$15,494	$(43)	$31,287	$(102)	$46,781	$(145)
The following table presents our available-for-sale marketable securities by contractual maturity date, as of September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$25,792	$25,670	$18,274	$18,244
Due after one year through three years	30,572	30,281	32,184	32,071
	$56,364	$55,951	$50,458	$50,315
P. Derivative Financial Instruments
As of September 30, 2018 and 2017, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2018	2017
	(in thousands)
Canadian / U.S. Dollar	$7,334	$12,809
Euro / U.S. Dollar	297,730	244,000
British Pound / U.S. Dollar	7,074	907
Israeli Sheqel / U.S. Dollar	9,778	8,820
Japanese Yen / Euro	—	17,694
Japanese Yen / U.S. Dollar	37,456	3,198
Swiss Franc / U.S. Dollar	11,944	605
Swiss Franc / Euro	—	7,157
Swedish Krona / U.S. Dollar	18,207	4,627
Chinese Yuan offshore / Euro	—	10,423
Singapore Dollar / U.S. Dollar	1,314	1,186
Chinese Renminbi / U.S. Dollar	9,010	—
All other	6,109	7,093
Total	$405,956	$318,519

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the year ended September 30, 2018 and 2017:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Year ended September 30,
		2018	2017	2016
		(in thousands)
Forward Contracts	Other income (expense), net	$(9,720)	$870	$(883)
As of September 30, 2018 and 2017, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2018	2017
	(in thousands)
Euro / U.S. Dollar	$8,495	$64,831
Japanese Yen / U.S. Dollar	2,193	22,675
SEK / U.S. Dollar	1,708	14,091
Total	$12,396	$101,597
The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the twelve months ended September 30, 2018 and 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Year ended September 30,
	2018	2017		2018	2017		2018	2017
Forward Contracts	$1,652	$(866)	Software Revenue	$(552)	$(524)	Other Income (Expense)	$21	$(49)

As of September 30, 2018, we estimated that approximately all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event the underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Other income (expense), net” on the Consolidated Statements of Operations. For the year ended September 30, 2018, there were no such gains or losses.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	September 30,
	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Derivative assets (a):
Forward Contracts	$440	$540	$2,449	$623
Derivative liabilities (b):
Forward Contracts	$—	$2,352	$3,419	$1,995
(a) As of September 30, 2018, $2,889 thousand current derivative assets are recorded in other current assets, in the Consolidated Balance Sheets. As of September 30, 2017, $1,128 thousand current derivative assets are recorded in other current assets, and $35 thousand long-term derivative assets are recorded in other assets in the Consolidated Balance Sheets.

(b) As of September 30, 2018, $3,419 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. As of September 30, 2017, $4,329 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $18 thousand long-term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of September 30, 2018:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
September 30, 2018	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$2,889	$—	$2,889	$(2,889)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of September 30, 2018:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
September 30, 2018	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$3,419	$—	$3,419	$(2,889)	$—	$530
Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $7.0 million, $5.7 million and $1.9 million for 2018, 2017 and 2016, respectively. Net realized and unrealized gains and losses on forward contracts included in foreign currency net losses were a net loss of $7.5 million in 2018, a net gain of $1.8 million in 2017, and a net gain of $0.5 million in 2016.

Q. Segment Information
Effective with the beginning of fiscal 2018, we changed our segments, see Note A. Description of Business and Basis of Presentation for additional information. We operate within a single industry segment -- computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services. We do not allocate sales & marketing or general and administrative expense to our operating segments as these activities are managed on a consolidated basis. Additionally, segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Software Products
Revenue	$1,088,487	$987,316	$943,596
Operating Costs (1)	387,817	367,224	344,594
Profit	700,670	620,092	599,002

Professional Services
Revenue	153,337	176,723	196,937
Operating Costs (2)	136,816	145,091	165,325
Profit	16,521	31,632	31,612

Total segment revenue	1,241,824	1,164,039	1,140,533
Total segment costs	524,633	512,315	509,919
Total segment profit	717,191	651,724	630,614

Unallocated operating expenses:
Sales and marketing expenses	389,631	357,573	352,806
General and administrative expenses	108,095	108,439	108,548
Restructuring and headquarters relocation charges, net	3,764	7,942	76,273
Intangibles amortization	58,056	58,729	57,802
Stock-based compensation	82,939	76,708	65,996
Other unallocated operating expenses (3)	1,469	1,435	6,203
Total operating income	73,237	40,898	(37,014)

Interest expense	(41,673)	(42,400)	(29,882)
Interest income and other expense, net	(2,908)	96	(296)
Income (loss) before income taxes	$28,656	$(1,406)	$(67,192)

(1) Operating costs for the Software Products segment includes all cost of software revenue and research and development costs, excluding stock-based compensation and intangible amortization. Operating costs for the Software Products segment includes depreciation of $5.1 million, $5.0 million and $4.7 million in 2018, 2017 and 2016, respectively.

(2) Operating costs for the Professional Services segment includes all cost of professional services revenue, excluding stock-based compensation, intangible amortization, and fair value adjustments for deferred services costs. The Professional Services segment includes depreciation of $1.6 million, $1.8 million and $2.0 million in 2018, 2017 and 2016, respectively.
(3) Other unallocated operating expenses include acquisition-related and other transactional costs, certain legal accrual expenses, pension plan termination-related costs and fair value adjustments for deferred services costs. Unallocated departments include depreciation of $22.7 million, $21.2 million and $22.1 million in 2018, 2017 and 2016, respectively.

We report revenue by the following four product areas:

•	CAD: Creo® and Mathcad®.

•	PLM: PLM solutions (primarily Windchill®), Integrity™ and Atego®.

•	IoT: ThingWorx®, Vuforia® and Kepware®.

•	Other, including service parts management.

	Year ended September 30,
	2018	2017	2016
	(in thousands)
CAD	$499,772	$474,608	$462,307
PLM	483,327	454,299	456,285
IoT	139,278	103,359	80,297
Other	119,447	131,773	141,644
Total revenue	$1,241,824	$1,164,039	$1,140,533
Revenue and long-lived tangible assets for the geographic regions in which we operate is presented below.

	Year ended September 30,
	2018	2017	2016
	(in thousands)
Revenue:
Americas (1)	$511,237	$500,879	$487,594
Europe (2)	485,851	435,183	424,268
Asia-Pacific	244,736	227,977	228,671
Total revenue	$1,241,824	$1,164,039	$1,140,533

	September 30,
	2018	2017	2016
	(in thousands)
Long-lived tangible assets:
Americas (3)	$67,704	$47,055	$48,281
Europe	5,303	6,284	6,915
Asia-Pacific	7,606	10,261	11,917
Total long-lived tangible assets	$80,613	$63,600	$67,113

(1)	Includes revenue in the United States totaling $487.3 million, $475.5 million and $463.1 million for 2018, 2017 and 2016, respectively.

(2)	Includes revenue in Germany totaling $193.3 million, $164.7 million and $167.2 million for 2018, 2017 and 2016, respectively.

(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.

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
R. Subsequent Events
Restructuring
In October 2018, we announced a restructuring charge of approximately $18 million, which consists principally of termination benefits, substantially all of which we expect will be paid in fiscal 2019. With the growth opportunity in front of us in the Industrial Internet of Things and Augmented Reality, other strategic initiatives we’ve undertaken, and our continued commitment to operating margin improvement, we are realigning our workforce to shift investment to support these strategic, high growth opportunities. As this is a realignment of resources rather than a cost-savings initiative, we don’t expect this realignment will result in significant cost savings.
Restricted Stock Unit Grants
In October and November 2018, we granted restricted stock units (RSUs) valued at approximately $73.5 million to employees, including $31.9 million target value of performance-based RSUs, of which $31.7 million was granted to our executives, and $41.6 million of time-based RSUs granted to employees and executives.
Substantially all of the executive performance-based RSUs are eligible to vest based upon annual performance measures. To the extent earned, these units will vest in three substantially equal installments on the later of November 15, 2019, 2020 and 2021, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. RSUs not earned for a period may be earned in the third period. The performance-based RSUs allow for upside based on 2019, 2020 and 2021 performance measures, and provide the opportunity to earn up to one times the number of performance-based RSUs (up to a maximum of 146,000 shares) if certain performance conditions are met.
The time-based RSUs will vest in three substantially equal annual installments on November 15, 2019, 2020 and 2021. The time-based RSUs granted to our executives allow for upside based on a 2019 performance measure. Executives have the opportunity to earn up to one times or, for our CEO, two times the number of time-based RSUs granted (up to a maximum of 197,000 shares) if the upside performance measure is achieved. Any upside RSUs earned will vest in three substantially equal installments at the same times as the base RSUs.
Borrowings
In November 2018, we borrowed $80 million under our credit facility to fund working capital requirements, including 2018 year end incentive-based compensation accruals.

SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.
The Consolidated Statements of Operations data for the years ended September 30, 2018, 2017, and 2016 and the Consolidated Balance Sheets data as of September 30, 2018 and 2017 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The Consolidated Statements of Operations data for the years ended September 30, 2015 and 2014 and the Consolidated Balance Sheet data as of September 30, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)
(in thousands, except per share data)

	2018	2017	2016	2015	2014
Revenue	$1,241,824	$1,164,039	$1,140,533	$1,255,242	$1,356,967
Gross margin	915,630	835,020	814,868	920,508	983,284
Operating income (loss) (2)	73,237	40,898	(37,014)	41,616	196,576
Net income (loss) (2) (3)	51,987	6,239	(54,465)	47,557	160,194
Earnings (loss) per share—Basic (2) (3)	0.45	0.05	(0.48)	0.41	1.36
Earnings (loss) per share—Diluted (2) (3)	0.44	0.05	(0.48)	0.41	1.34
Total assets	2,329,022	2,360,384	2,345,729	2,209,913	2,199,954
Working capital	(101,495)	(12,353)	(11,930)	87,419	105,500
Long-term liabilities	719,154	796,039	848,544	732,482	719,398
Stockholders’ equity	874,589	885,436	842,666	860,171	853,889

(1)
The consolidated financial position and results of operations data reflect our acquisitions of Kepware on January 12, 2016 for $99.4 million in cash, Vuforia on November 3, 2015 for $64.8 million in cash, ColdLight on May 7, 2015 for $98.6 million in cash, Axeda on August 11, 2014 for $165.9 million in cash, ThingWorx on December 30, 2013 for $111.5 million in cash as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the Consolidated Statements of Operations since their acquisition dates.

(2)
Operating income (loss) and net income (loss) in 2016 includes pre-tax restructuring charges of $76.3 million. Operating income and net income in 2015 includes a pre-tax U.S pension settlement loss of $66.3 million, a $28.2 million charge related to a legal accrual and pre-tax restructuring charges of $43.4 million. Operating income and net income in 2014 includes pre-tax restructuring charges of $28.4 million.

(3)
In 2015, net income includes an $18.7 million tax benefit related to settlement of our U.S pension plan. Net income in 2014 includes tax benefits totaling $18.1 million related to the reversal of a portion of the valuation allowance in the U.S. related to the impact on deferred taxes in accounting for acquisitions and accounting for the U.S. pension plan.

A-1

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	September 30, 2018	June 30, 2018	March 31, 2018	December 30, 2017
Revenue	$312,521	$314,777	$307,833	$306,644
Gross margin	234,472	233,221	224,252	223,686
Operating income	11,697	21,703	22,366	17,472
Net income	13,191	16,997	7,922	13,877
Earnings per share:
Basic	$0.11	$0.15	$0.07	$0.12
Diluted	$0.11	$0.14	$0.07	$0.12

	September 30, 2017	July 1, 2017	April 1, 2017	December 31, 2016
Revenue	$306,379	$291,293	$280,040	$286,327
Gross margin	223,574	209,025	198,210	204,212
Operating income	17,569	11,256	7,513	4,561
Net income (loss)	17,435	(951)	(1,104)	(9,141)
Earnings (loss) per share:
Basic	$0.15	$(0.01)	$(0.01)	$(0.08)
Diluted	$0.15	$(0.01)	$(0.01)	$(0.08)

A-2