Form 10-Q
period 2019-06-29
PTC INC.
filed 2019-08-08
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_ to_
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

There were 115,179,478 shares of our common stock outstanding on August 7, 2019.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended June 29, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 29, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$267,862	$259,946
Short-term marketable securities	33,073	25,836
Accounts receivable, net of allowance for doubtful accounts of $822 and $607 at June 29, 2019 and September 30, 2018, respectively	321,426	129,297
Prepaid expenses	69,819	48,997
Other current assets	60,483	169,708
Total current assets	752,663	633,784
Property and equipment, net	107,752	80,613
Goodwill	1,245,084	1,182,457
Acquired intangible assets, net	183,180	200,202
Long-term marketable securities	21,553	30,115
Deferred tax assets	189,371	165,566
Other assets	148,998	36,285
Total assets	$2,648,601	$2,329,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,065	$53,473
Accrued expenses and other current liabilities	95,790	74,388
Accrued compensation and benefits	78,854	101,784
Accrued income taxes	8,222	18,044
Deferred revenue	374,291	487,590
Total current liabilities	601,222	735,279
Long-term debt	698,916	643,268
Deferred tax liabilities	37,354	5,589
Deferred revenue	8,288	11,852
Other liabilities	87,226	58,445
Total liabilities	1,433,006	1,454,433
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,111 and 117,981 shares issued and outstanding at June 29, 2019 and September 30, 2018, respectively	1,151	1,180
Additional paid-in capital	1,504,512	1,558,403
Accumulated deficit	(197,056)	(599,409)
Accumulated other comprehensive loss	(93,012)	(85,585)
Total stockholders’ equity	1,215,595	874,589
Total liabilities and stockholders’ equity	$2,648,601	$2,329,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
License	$62,918	$136,568	$230,116	$376,591
Support and cloud services	190,487	137,051	566,053	424,671
Total software revenue	253,405	273,619	796,169	801,262
Professional services	42,081	41,158	124,457	128,041
Total revenue	295,486	314,777	920,626	929,303
Cost of revenue:
Cost of license revenue	13,307	11,982	38,745	35,950
Cost of support and cloud services revenue	33,785	34,291	97,856	103,128
Total cost of software revenue	47,092	46,273	136,601	139,078
Cost of professional services revenue	35,613	35,360	103,360	109,298
Total cost of revenue	82,705	81,633	239,961	248,376
Gross margin	212,781	233,144	680,665	680,927
Operating expenses:
Sales and marketing	108,202	107,801	316,142	305,566
Research and development	60,590	61,221	182,774	187,390
General and administrative	28,773	33,098	102,008	101,487
Amortization of acquired intangible assets	5,920	7,850	17,786	23,566
Restructuring and other charges, net	(9)	1,627	45,464	1,846
Total operating expenses	203,476	211,597	664,174	619,855
Operating income	9,305	21,547	16,491	61,072
Interest expense	(10,816)	(10,646)	(32,475)	(31,072)
Other income (expense), net	1,026	(930)	2,501	(2,013)
Income (loss) before income taxes	(485)	9,971	(13,483)	27,987
Provision (benefit) for income taxes	14,273	(7,026)	23,803	(10,809)
Net income (loss)	$(14,758)	$16,997	$(37,286)	$38,796
Earnings (loss) per share—Basic	$(0.13)	$0.15	$(0.32)	$0.33
Earnings (loss) per share—Diluted	$(0.13)	$0.14	$(0.32)	$0.33
Weighted average shares outstanding—Basic	116,133	115,774	117,636	115,915
Weighted average shares outstanding—Diluted	116,133	117,500	117,636	117,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$(14,758)	$16,997	$(37,286)	$38,796
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.2 million and $0.6 million in the third quarter of 2019 and 2018, respectively, and $0 million and $0.1 million in the first nine months of 2019 and 2018, respectively	(2,644)	3,910	(1,818)	950
Net hedge (gain) loss reclassified into earnings, net of tax of $0 million in the third quarter of 2019 and 2018, respectively, and $0.1 million and $0.3 million in the first nine months of 2019 and 2018, respectively	—	242	(549)	2,327
Realized and unrealized gain (loss) on hedging instruments	(2,644)	4,152	(2,367)	3,277
Foreign currency translation adjustment, net of tax of $0 for each period	4,393	(21,628)	(7,209)	(8,859)
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	175	67	477	(379)
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million and $0.1 million in the third quarter of 2019 and 2018, respectively, and $0.5 million in the first nine months of 2019 and 2018, respectively	418	386	1,277	1,143
Change in unamortized pension loss during the period related to changes in foreign currency	(230)	884	395	156
Other comprehensive income (loss)	2,112	(16,139)	(7,427)	(4,662)
Comprehensive income (loss)	$(12,646)	$858	$(44,713)	$34,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$(37,286)	$38,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,634	65,303
Stock-based compensation	71,608	52,015
Other non-cash items, net	(2,721)	304
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	88,254	21,195
Accounts payable and accrued expenses	4,124	(16,539)
Accrued compensation and benefits	(23,442)	(22,348)
Deferred revenue	25,325	82,794
Accrued income taxes	(12,777)	(30,005)
Other current assets and prepaid expenses	(6,336)	(4,964)
Other noncurrent assets and liabilities	64,546	(759)
Net cash provided by operating activities	229,929	185,792
Cash flows from investing activities:
Additions to property and equipment	(59,579)	(18,666)
Purchase of intangible asset	—	(3,000)
Purchases of short- and long-term marketable securities	(18,950)	(18,063)
Proceeds from maturities of short- and long-term marketable securities	20,677	13,640
Acquisitions of businesses, net of cash acquired	(86,737)	(3,000)
Purchases of investments	(7,500)	(1,000)
Settlement of net investment hedges	4,509	—
Net cash used in investing activities	(147,580)	(30,089)
Cash flows from financing activities:
Borrowings under credit facility	205,000	200,000
Repayments of borrowings under credit facility	(150,000)	(220,000)
Repurchases of common stock	(89,995)	(100,000)
Proceeds from issuance of common stock	4,158	7,472
Contingent consideration	(1,575)	(7,750)
Payments of withholding taxes in connection with stock-based awards	(44,191)	(44,797)
Net cash used in financing activities	(76,603)	(165,075)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,143	(3,609)
Net increase in cash, cash equivalents, and restricted cash	7,889	(12,981)
Cash, cash equivalents, and restricted cash, beginning of period	261,093	281,209
Cash, cash equivalents, and restricted cash, end of period	$268,982	$268,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three months ended June 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	118,098	$1,181	$1,523,949	$(182,298)	$(95,124)	$1,247,708
Common stock issued for employee stock-based awards	371	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(113)	(1)	(9,699)	—	—	(9,700)
Compensation expense from stock-based awards	—	—	15,234	—	—	15,234
Net loss	—	—	—	(14,758)	—	(14,758)
Repurchases of common stock	(3,245)	(33)	(24,968)	—	—	(25,001)
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(2,644)	(2,644)
Foreign currency translation adjustment	—	—	—	—	4,393	4,393
Unrealized gain on marketable securities, net of tax	—	—	—	—	175	175
Change in pension benefits, net of tax	—	—	—	—	188	188
Balance as of June 29, 2019	115,111	$1,151	$1,504,512	$(197,056)	$(93,012)	$1,215,595

	Nine months ended June 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2018	117,981	$1,180	$1,558,403	$(599,409)	$(85,585)	$874,589
ASU 2016-16 adoption	—	—	—	72,261	—	72,261
ASC 606 adoption	—	—	—	367,378	—	367,378
Common stock issued for employee stock-based awards	1,479	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(501)	(5)	(44,186)	—	—	(44,191)
Common stock issued	—	—	(140)	—	—	(140)
Common stock issued for employee stock purchase plan	122	1	8,797	—	—	8,798
Compensation expense from stock-based awards	—	—	71,608	—	—	71,608
Net loss	—	—	—	(37,286)	—	(37,286)
Repurchases of common stock	(3,970)	(40)	(89,955)	—	—	(89,995)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(385)	(385)
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,982)	(1,982)
Foreign currency translation adjustment	—	—	—	—	(7,209)	(7,209)
Unrealized gain on marketable securities, net of tax	—	—	—	—	477	477
Change in pension benefits, net of tax	—	—	—	—	1,672	1,672
Balance as of June 29, 2019	115,111	$1,151	$1,504,512	$(197,056)	$(93,012)	$1,215,595

	Three months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2018	116,338	$1,163	$1,618,588	$(629,597)	$(62,430)	$927,724
Common stock issued for employee stock-based awards	428	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(128)	(1)	(10,854)	—	—	(10,855)
Compensation expense from stock-based awards	—	—	16,658	—	—	16,658
Net income	—	—	—	16,997	—	16,997
Repurchases of common stock	(1,147)	(11)	(99,989)	—	—	(100,000)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	4,152	4,152
Foreign currency translation adjustment	—	—	—	—	(21,628)	(21,628)
Unrealized gain on marketable securities, net of tax	—	—	—	—	67	67
Change in pension benefits, net of tax	—	—	—	—	1,270	1,270
Balance as of June 30, 2018	115,491	$1,155	$1,524,399	$(612,600)	$(78,569)	$834,385

	Nine months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2017	115,333	$1,153	$1,609,030	$(650,840)	$(73,907)	$885,436
ASU 2016-09 adoption	—	—	681	(556)	—	125
Common stock issued for employee stock-based awards	1,805	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(658)	(6)	(44,791)	—	—	(44,797)
Common stock issued for employee stock purchase plan	158	1	7,471	—	—	7,472
Compensation expense from stock-based awards	—	—	52,015	—	—	52,015
Net income	—	—	—	38,796	—	38,796
Repurchases of common stock	(1,147)	(11)	(99,989)	—	—	(100,000)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	3,277	3,277
Foreign currency translation adjustment	—	—	—	—	(8,859)	(8,859)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(379)	(379)
Change in pension benefits, net of tax	—	—	—	—	1,299	1,299
Balance as of June 30, 2018	115,491	$1,155	$1,524,399	$(612,600)	$(78,569)	$834,385

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
Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. Our fiscal quarters end on a Saturday following a thirteen-week calendar and may result in different quarter end dates year to year. The third quarter of 2019 ended on June 29, 2019 and the third quarter of 2018 ended on June 30, 2018. The results of operations for the nine months ended June 29, 2019 are not necessarily indicative of the results expected for the remainder of the fiscal year.
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
Effective at the beginning of fiscal 2019, in accordance with the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, restricted cash is now included with cash and cash equivalents on the Consolidated Statements of Cash Flows. The prior period restricted cash amounts have been reclassified for comparability. As of June 29, 2019 and September 30, 2018, $1.1 million of restricted cash was included in other current assets.

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
Certain of our multi-year subscription contracts with start dates on or after October 1, 2018 contain a limited annual cancellation right.  For such cancellable subscription contracts, we consider each annual period a discrete contract.  We recognize the license portion at the beginning of each one-year contract period and the support portion ratably over each one-year contractual period.  Early in the fourth quarter of 2019, we discontinued offering the cancellation right for substantially all new contracts.
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
Pension Accounting
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to post-retirement benefit plans. We adopted the new guidance in the first quarter of 2019 on a full retrospective basis, which resulted in the retrospective reclassification of $0.2 million and $0.5 million of non-service net periodic pension cost for the three and nine months ended June 30, 2018, respectively, from line items within cost of revenue and operating expenses into Other income (expense), net on the Consolidated Statement of Operations.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose important information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (our fiscal 2020) and interim periods within those annual periods. We plan to adopt ASU 2016-02 effective October 1, 2019. Financial information for the comparative periods will not be recast. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements. We intend to elect the available practical expedients, including carrying forward the classification of our existing leases and our assessment of their remaining lease terms. We have completed the inventory of our leases and policy election and currently expect that our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of the standard. ASU 2016-02 will materially increase our total assets and total liabilities that we report relative to such amounts prior to adoption. We are currently identifying new processes, systems and controls to meet the accounting and disclosure requirements under the new standard, which will be implemented by the time of adoption.
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
Judgments and Estimates
Our contracts with customers for subscriptions typically include commitments to transfer term-based on-premise software licenses bundled with support and/or cloud services. On-premise software is determined to be a distinct performance obligation from support which is sold for the same term of the subscription. For subscription arrangements which include cloud services, we assess whether the cloud component is highly interrelated with on-premise term software licenses. Other than a limited population of subscriptions, the cloud component is not currently deemed to be interrelated with the on-premise term software and, as a result, cloud services are accounted for as a distinct performance obligation from the software and support components of the subscription.
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
Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the original subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, where there are isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the amount of variable consideration included in the transaction price is constrained by an amount where it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of June 29, 2019, the total refund liability was $21.5 million, primarily associated with the annual right to exchange on-premise subscription software.
Contract Assets and Contract Liabilities

	June 29, 2019	October 1, 2018, as adjusted
	(in thousands)
Contract asset	$22,808	$26,265
Deferred revenue	$382,579	$357,490

As of June 29, 2019, our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. Approximately $14.6 million of the October 1, 2018 contract asset balance was transferred to receivables during the nine months ended June 29, 2019 as a result of the right to payment becoming unconditional. The majority of both the contract asset balance and the amounts transferred to receivables relates to two large professional services contracts with invoicing terms based on performance milestones. Additions to contract assets of approximately $11.1 million related to revenue recognized in the period, net of billings. There were no impairments of contract assets during the nine months ended June 29, 2019.
During the three and nine months ended June 29, 2019, $54.7 million and $300.8 million of revenue that was included in the deferred revenue opening balance was recognized, respectively. There were additional deferrals of $325.9 million, which were primarily related to new billings.
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
We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs are amortized proportionately related to revenue over five years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of June 29, 2019, deferred costs of $23.0 million were included in other current assets and $60.1 million were included in other assets (non-current).
As the revenue recognition pattern has changed under ASC 606, the costs to fulfill contracts has also changed to match this pattern of recognition. As of October 1, 2018, this resulted in a $2.8 million increase in our accumulated deficit with recognition of an offsetting current liability.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. The amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of June 29, 2019, amounts allocated to these additional contractual obligations are $862.7 million, of which we expect to recognize approximately 90% over the next 24 months, with the remaining amount thereafter.

Disaggregation of Revenue

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
Revenue
	(in thousands)
Subscription license	$53,705			$168,762
Subscription support & cloud services	90,159			250,811
Total Subscription	143,864	$171,631	$126,712	419,573	$482,114	$339,651
Perpetual support	100,328	99,664	121,127	315,242	312,453	379,007
Total recurring revenue	244,192	271,295	247,839	734,815	794,567	718,658
Perpetual license	9,213	10,644	25,780	61,354	63,661	82,604
Total software revenue	253,405	281,939	273,619	796,169	858,228	801,262
Professional services	42,081	40,471	41,158	124,457	118,438	128,041
Total revenue	$295,486	$322,410	$314,777	$920,626	$976,666	$929,303

For further disaggregation of revenue by geographic region and product group see Note 11. Segment and Geographic Information.
Practical Expedients
We elected certain practical expedients with the adoption of the new revenue standard. We do not account for significant financing components if the period between revenue recognition and when the customer pays for the products or services is one year or less. Additionally, we recognize revenue equal to the amount we have a right to invoice, when the amount corresponds directly with the value to the customer of our performance date.
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

The following tables present our Balance Sheets and Statements of Operations as reported under ASC 606 for the current period with comparative periods reported under ASC 605:

	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$267,862	$267,862	$259,946
Short-term marketable securities	33,073	33,073	25,836
Accounts receivable (1)	321,426	111,165	129,297
Prepaid expenses	69,819	75,504	48,997
Other current assets (2)	60,483	139,997	169,708
Total current assets	752,663	627,601	633,784
Property and equipment, net	107,752	107,752	80,613
Goodwill	1,245,084	1,245,084	1,182,457
Acquired intangible assets, net	183,180	183,180	200,202
Long-term marketable securities	21,553	21,553	30,115
Deferred tax assets (3)	189,371	222,477	165,566
Other assets (4)	148,998	41,121	36,285
Total assets	$2,648,601	$2,448,768	$2,329,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,065	$44,065	$53,473
Accrued expenses and other current liabilities (5)	95,790	71,506	74,388
Accrued compensation and benefits	78,854	78,854	101,784
Accrued income taxes (3)	8,222	4,135	18,044
Deferred revenue (6)	374,291	542,888	487,590
Total current liabilities	601,222	741,448	735,279
Long-term debt	698,916	698,916	643,268
Deferred tax liabilities (3)	37,354	6,635	5,589
Deferred revenue (6)	8,288	8,045	11,852
Other liabilities	87,226	87,226	58,445
Total liabilities	1,433,006	1,542,270	1,454,433

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,151	1,151	1,180
Additional paid-in capital	1,504,512	1,504,512	1,558,403
Accumulated deficit	(197,056)	(508,225)	(599,409)
Accumulated other comprehensive loss	(93,012)	(90,940)	(85,585)
Total stockholders’ equity	1,215,595	906,498	874,589
Total liabilities and stockholders’ equity	$2,648,601	$2,448,768	$2,329,022
The changes in balance sheet accounts due to the adoption of ASC 606 are due primarily to the following:

(1)
Up front license recognition under our subscription contracts and billed but uncollected support and subscription receivables that had corresponding deferred revenue, which were included in other current assets prior to our adoption of ASC 606.

(2) Support and subscription receivables previously included in other current assets described in note (1) above, offset by contract assets and capitalized commission costs.

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

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
Revenue:
License (1)	$62,918	$163,220	$136,568	$230,116	$493,256	$376,591
Support and cloud services (1)	190,487	118,719	137,051	566,053	364,972	424,671
Total software revenue	253,405	281,939	273,619	796,169	858,228	801,262
Professional services	42,081	40,471	41,158	124,457	118,438	128,041
Total revenue	295,486	322,410	314,777	920,626	976,666	929,303
Cost of revenue:
Cost of license revenue	13,307	12,998	11,982	38,745	37,590	35,950
Cost of support and cloud services revenue	33,785	33,606	34,291	97,856	97,213	103,128
Total cost of software revenue	47,092	46,604	46,273	136,601	134,803	139,078
Cost of professional services revenue	35,613	34,629	35,360	103,360	99,593	109,298
Total cost of revenue (2)	82,705	81,233	81,633	239,961	234,396	248,376
Gross margin	212,781	241,177	233,144	680,665	742,270	680,927
Operating expenses:
Sales and marketing (3)	108,202	113,533	107,801	316,142	330,258	305,566
Research and development	60,590	60,590	61,221	182,774	182,774	187,390
General and administrative	28,773	28,773	33,098	102,008	102,008	101,487
Amortization of acquired intangible assets	5,920	5,920	7,850	17,786	17,786	23,566
Restructuring and other charges, net	(9)	(9)	1,627	45,464	45,464	1,846
Total operating expenses	203,476	208,807	211,597	664,174	678,290	619,855
Operating income	9,305	32,370	21,547	16,491	63,980	61,072
Interest expense	(10,816)	(10,816)	(10,646)	(32,475)	(32,475)	(31,072)
Other income (expense), net	1,026	736	(930)	2,501	2,349	(2,013)
Income (loss) before income taxes	(485)	22,290	9,971	(13,483)	33,854	27,987
Provision (benefit) for income taxes (4)	14,273	10,585	(7,026)	23,803	14,931	(10,809)
Net income (loss)	$(14,758)	$11,705	$16,997	$(37,286)	$18,923	$38,796

(1)
The reduction in license revenue and increase in support revenue is a result of the support component of subscription licenses which is included in license revenue under ASC 605. Additionally, for the three months ended June 29, 2019, license revenue decreased by approximately $49.8 million as a result of the revenue recorded to accumulated deficit, which would have been recognized during the third quarter of 2019 and approximately $28.7 million as a result of revenue recognized during the first two quarters of 2019 which would have been recognized during the third quarter of 2019. For the nine months ended June 29, 2019, license revenue decreased by approximately $173.1 million as a result of the revenue recorded to accumulated deficit which would have been recognized during the period. This was partially offset by approximately $51.7 million and $115.1 million of upfront license revenue recognition on new and renewal bookings for the three and nine months ending June 29, 2019, respectively.

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

For the nine months ended June 29, 2019 restructuring charges and other charges, net totaled $45.5 million, of which $43.0 million is attributable to workforce realignment and facility closures and $2.5 million is attributable to headquarters relocation charges. For the nine months ended June 30, 2018 restructuring charges totaled $1.8 million and include $1.0 million of credits attributable to a workforce realignment and facility closures, and $2.9 million is attributable to headquarters relocation charges.
Restructuring Charges (Credits)
In October 2018, we initiated a restructuring plan to realign our workforce to shift investment to support Industrial Internet of Things and Augmented Reality strategic high growth opportunities. As this was a realignment of resources rather than a cost-savings initiative, it did not result in significant cost savings. The restructuring plan was completed in the first quarter of 2019 and resulted in restructuring charges of $16 million for termination benefits associated with approximately 240 employees, substantially all of which has been paid.
In January 2019, we relocated our worldwide headquarters to the Boston Seaport District. Our prior headquarters lease will not expire until November 2022, and we are seeking to sublease that space, but have not yet done so. As a result, we will bear overlapping rent obligations for those premises and, in the third quarter and first nine months of 2019, we recorded a restructuring charge of approximately $0.4 million and $27.1 million, respectively, based on the net present value of remaining lease commitments net of estimated sublease income. Restructuring charges and estimated cash outflows could increase if we are unable to sublease our prior headquarters as we expect. Other costs associated with the move were recorded as incurred. In the first nine months of 2019, we also recorded $0.1 million of credits related to prior facility restructuring actions.
The following table summarizes restructuring accrual activity for the nine months ended June 29, 2019:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2018	$—	$2,415	$2,415
Charges to operations, net	15,719	27,243	42,962
Cash disbursements	(15,397)	(6,009)	(21,406)
Non-cash reclass	—	4,812	4,812
Foreign exchange impact	6	(18)	(12)
Accrual, June 29, 2019	$328	$28,443	$28,771

The following table summarizes restructuring accrual activity for the nine months ended June 30, 2018:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2017	$1,736	$4,508	$6,244
Credits to operations, net	(509)	(505)	(1,014)
Cash disbursements	(1,247)	(1,207)	(2,454)
Foreign exchange impact	20	(80)	(60)
Accrual, June 30, 2018	$—	$2,716	$2,716

Of the accrual for facility closures and related costs, as of June 29, 2019, $12.1 million is included in accrued expenses and other current liabilities and $16.3 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of

$13.7 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
Of the accrual for facility closures and related costs, as of June 30, 2018, $1.6 million is included in accrued expenses and other current liabilities and $1.1 million is included in other liabilities in the Consolidated Balance Sheets.
In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to established facility reserves. The accrual is based on the net present value of remaining lease commitments net of estimated sublease income. We had $28.4 million accrued as of June 29, 2019 related to excess facilities (compared to $2.4 million at September 30, 2018), representing discounted lease commitments with agreements expiring at various dates through 2023 of approximately $42.1 million, net of committed sublease income of approximately $1.4 million and uncommitted sublease income of approximately $12.3 million.
Other - Headquarters Relocation Charges
Headquarters relocation charges represent other expenses associated with exiting our Needham headquarters facility and relocating to our new worldwide headquarters in the Boston Seaport District. In the first nine months of 2019 and 2018 we recorded $1.9 million and $2.9 million, respectively, of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements related to the Needham location. Headquarters relocation charges for the first nine months of 2019 also include $0.6 million of rental expense for the Needham facility that overlapped with rental expense for the new Seaport headquarters.
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
For performance-based awards, we recognize stock-based compensation based on expected achievement of performance criteria. In the third quarter of 2019, we recorded adjustments to previously recognized stock-based compensation for certain performance-based awards as a result of our estimated probability of vesting. This resulted in a reduction of stock-based compensation.
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

Restricted stock unit activity for the nine months ended June 29, 2019	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2018	3,284	$65.93
Granted (1)	1,793	$82.98
Vested	(1,478)	$54.95
Forfeited or not earned	(346)	$64.65
Balance of outstanding restricted stock units June 29, 2019	3,253	$80.51

 _________________
(1) Restricted stock granted includes 141,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2018.

	Restricted Stock Units
Grant Period	Performance-based RSUs (1)	Service-based RSUs (2)
	(Number of Units in thousands)
First nine months of 2019	376	1,276
_________________

(1)
Substantially all the performance-based RSUs were granted to our executive officers. Approximately 160,000 shares are eligible to vest based upon annual increasing performance measures over a three-year period. RSUs not earned for a period may be earned in the third period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2019, November 15, 2020 and November 15, 2021, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. An additional 213,000 performance-based RSUs are eligible to be earned based upon a 2019 performance measure, which RSUs will be forfeited to the extent the performance measure is not achieved. These RSUs will vest, to the extent earned, in three substantially equal installments on November 15, 2019, 2020 and 2021.

(2)
The service-based RSUs were granted to employees, including our executive officers, and members of our board of directors. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Cost of license revenue	$78	$(46)	$448	$(30)
Cost of support and cloud services revenue	1,141	994	3,274	3,297
Cost of professional services revenue	1,345	1,471	5,065	4,846
Sales and marketing	5,870	4,910	25,114	14,827
Research and development	4,761	3,283	14,851	9,626
General and administrative	2,039	6,046	22,856	19,449
Total stock-based compensation expense	$15,234	$16,658	$71,608	$52,015

Stock-based compensation expense includes $1.5 million and $4.1 million in the third quarter and first nine months of 2019, respectively, and $1.1 million and $3.2 million in the third quarter and first nine months of 2018, respectively, related to the ESPP.

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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands, except per share data)
Net income (loss)	$(14,758)	$16,997	$(37,286)	$38,796
Weighted average shares outstanding—Basic	116,133	115,774	117,636	115,915
Dilutive effect of restricted stock units	—	1,726	—	1,772
Weighted average shares outstanding—Diluted	116,133	117,500	117,636	117,687
Earnings (loss) per share—Basic	$(0.13)	$0.15	$(0.32)	$0.33
Earnings (loss) per share—Diluted	$(0.13)	$0.14	$(0.32)	$0.33

There were 3,000 anti-dilutive shares for the nine months ended June 29, 2019 and 0.1 million anti-dilutive shares for the nine months ended June 30, 2018. For the three and nine months ended June 29, 2019 the diluted net loss per share is the same as the basic net loss per share as the effects of all our potential common stock equivalents are antidilutive because we reported a loss for the periods.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock.
Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock in the period October 1, 2017 through September 30, 2020. We repurchased $25 million and $90 million of our common stock in the third quarter and first nine months of 2019, respectively. In the first nine months of 2018, we repurchased $100 million of our common stock.
On July 20, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $1,000 million of our common stock, in total, with an initial delivery to us in July 2018 of 8.2 million shares (“Initial Shares”), which represented the number of shares at the current market price equal to 80% of the total fixed purchase price of $1,000 million. The remainder of the total purchase price of $200 million reflected the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital in 2018. We settled the ASR in May 2019 and the Bank delivered to us 3.0 million shares.
All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
6. Acquisitions
Acquisition-related costs in the third quarter and first nine months of 2019 totaled $0.4 million and $1.2 million, respectively, compared to $1.6 million and 1.7 million in the third quarter and first nine months of 2018, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
Other Acquisitions
In the third quarter of 2019, we completed two acquisitions for $17.3 million (net of cash acquired of $0.3 million). At the time of acquisitions, the combined companies had approximately 95 employees and historical annualized revenues were not material. We do not expect the acquisitions to add material revenue in fiscal 2019.
The acquisitions were accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition dates. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.
The purchase price allocation resulted in $12.6 million of goodwill, $3.4 million of customer relationships and $1.3 million of other net assets. The acquired goodwill was allocated to our services segment and will not be deductible for income tax purposes.
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
As of June 29, 2019, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,382.2 million and attributable to our Professional Services segment was $46.1 million. As of September 30, 2018, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,352.4 million and attributable to our Professional Services segment was $30.2 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
We completed our annual goodwill impairment review as of June 29, 2019 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, and consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.

Goodwill and acquired intangible assets consisted of the following:

	June 29, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,245,084			$1,182,457
Intangible assets with finite lives (amortized) (1):
Purchased software	$379,459	$273,371	$106,088	$362,679	$254,059	$108,620
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	359,361	286,059	73,302	357,586	270,272	87,314
Trademarks and trade names	19,012	15,222	3,790	19,054	14,786	4,268
Other	3,972	3,972	—	4,003	4,003	—
	$784,681	$601,501	$183,180	$766,199	$565,997	$200,202
Total goodwill and acquired intangible assets			$1,428,264			$1,382,659
(1) The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 11 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Software Products	Professional Services	Total
	(in thousands)
Balance, October 1, 2018	$1,152,720	$29,737	$1,182,457
Frustum acquisition	53,673	—	53,673
Other acquisitions	—	12,645	12,645
Foreign currency translation adjustment	(3,598)	(93)	(3,691)
Balance, June 29, 2019	$1,202,795	$42,289	$1,245,084

Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Amortization of acquired intangible assets	$5,920	$7,850	$17,786	$23,566
Cost of license revenue	6,873	6,798	20,432	20,029
Total amortization expense	$12,793	$14,648	$38,218	$43,595

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and September 30, 2018 were as follows:

	June 29, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$106,155	$—	$—	$106,155
Marketable securities
Commercial paper	—	4,475	—	4,475
Corporate notes/bonds	50,151	—	—	50,151
Forward contracts	—	4,202	—	4,202
	$156,306	$8,677	$—	$164,983
Financial liabilities:
Forward contracts	—	5,397	—	5,397
	$—	$5,397	$—	$5,397

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$93,058	$—	$—	$93,058
Marketable securities
Certificates of deposit	—	219	—	219
Corporate notes/bonds	54,737	—	—	54,737
U.S. government agency securities	—	995	—	995
Forward contracts	—	2,889	—	2,889
	$147,795	$4,103	$—	$151,898
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$1,575	$1,575
Forward contracts	—	3,419	—	3,419
	$—	$3,419	$1,575	$4,994

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisitions were as follows:

Contingent Consideration
(in thousands)
Other
Balance, October 1, 2018	$1,575
Payment of contingent consideration	(1,575)
Balance, June 29, 2019	$—

	Contingent Consideration
	(in thousands)
	Kepware	Other	Total
Balance, October 1, 2017	$8,400	$—	$8,400
Addition to contingent consideration	—	2,100	2,100
Payment of contingent consideration	(8,400)	—	(8,400)
Balance, June 30, 2018	$—	$2,100	$2,100

Of the $1.6 million in payments in the first nine months of 2019, $1.6 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows. Of the $8.4 million in payments in the first nine months of 2018, $7.8 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows.
Non-Marketable Equity Investments
We account for non-marketable equity investments at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. Changes in fair value of non-marketable equity investments are recorded in Other income (expense), net on the Consolidated Statements of Operations. The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $9.4 million and $1.7 million as of June 29, 2019 and September 30, 2018, respectively.
9. Marketable Securities
The amortized cost and fair value of marketable securities as of June 29, 2019 and September 30, 2018 were as follows:

	June 29, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Commercial paper	$4,474	$1	$—	$4,475
Corporate notes/bonds	50,087	123	(59)	50,151
	$54,561	$124	$(59)	$54,626

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$220	$—	$(1)	$219
Corporate notes/bonds	55,140	—	(403)	54,737
U.S. government agency securities	1,004	—	(9)	995
	$56,364	$—	$(413)	$55,951

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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at June 29, 2019, the unrealized losses were temporary.

The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 29, 2019 and September 30, 2018.

	June 29, 2019
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Corporate notes/bonds	$3,519	$(6)	$24,398	$(53)	$27,917	$(59)
	$3,519	$(6)	$24,398	$(53)	$27,917	$(59)

	September 30, 2018
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$219	$(1)	$—	$—	$219	$(1)
Corporate notes/bonds	24,067	(70)	30,670	(333)	54,737	(403)
U.S. government agency securities	—	—	995	(9)	995	(9)
	$24,286	$(71)	$31,665	$(342)	$55,951	$(413)

The following table presents our marketable securities by contractual maturity date as of June 29, 2019 and September 30, 2018.

	June 29, 2019		September 30, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$32,977	$32,947	$25,792	$25,670
Due after one year through three years	21,584	21,679	30,572	30,281
	$54,561	$54,626	$56,364	$55,951

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
As of June 29, 2019 and September 30, 2018, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	June 29, 2019	September 30, 2018
	(in thousands)
Canadian / U.S. Dollar	10,095	7,334
Euro / U.S. Dollar	328,802	297,730
British Pound / U.S. Dollar	4,530	7,074
Israeli Sheqel / U.S. Dollar	8,641	9,778
Japanese Yen / U.S. Dollar	35,350	37,456
Swiss Franc / U.S. Dollar	9,364	11,944
Danish Kroner/ U.S. Dollar	3,600	1,902
Swedish Kronor / U.S. Dollar	17,893	18,207
Chinese Yuan offshore / U.S. Dollar	3,921	116
Singapore Dollar / U.S. Dollar	33,380	1,314
Chinese Renminbi / U.S. Dollar	9,217	9,010
All other	6,746	4,091
Total	$471,539	$405,956

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and nine months ended June 29, 2019 and June 30, 2018:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended		Nine months ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(in thousands)
Forward Contracts	Other income (expense), net	$1,735	$(9,392)	$(1,004)	$(6,370)

In the three months ended June 29, 2019 foreign currency gains, net were $0.1 million, and in the first nine months ended June 29, 2019 foreign currency losses, net were $0.2 million. In the three and nine months ended June 30, 2018 foreign currency losses, net were $2.2 million and $5.4 million, respectively.
Cash Flow Hedges
Our foreign exchange risk management program objective is to identify foreign exchange exposures and implement appropriate hedging strategies to minimize earnings fluctuations resulting from foreign exchange rate movements. In 2018 and the first quarter of 2019, we designated certain foreign exchange forward contracts as cash flow hedges of Euro, Yen and SEK denominated intercompany forecasted revenue transactions (supported by third-party sales). All foreign exchange forward contracts were carried at fair value on the Consolidated Balance Sheets and had maximum duration of up to 15 months. There were no foreign exchange forward contracts designated as cash flow hedges as of June 29, 2019.
Cash flow hedge relationships were designated at inception, and effectiveness was assessed prospectively and retrospectively using monthly regression analysis. As the forward contracts were highly effective in offsetting changes to future cash flows on the hedged transactions, we recorded the effective portion of changes in these cash flow hedges in accumulated other comprehensive income and subsequently reclassified it into earnings in the period during which the hedged transactions were recognized in earnings. Changes in the fair value of foreign exchange forward contracts due to changes in time value was included in the assessment of effectiveness. Our derivatives were not subject to any credit contingent features. We managed credit risk with counterparties by trading among several counterparties and we reviewed our counterparties’ credit at least quarterly.
As of June 29, 2019 and September 30, 2018, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	June 29, 2019	September 30, 2018
	(in thousands)
Euro / U.S. Dollar	$—	$8,495
Japanese Yen / U.S. Dollar	—	2,193
Swedish Kronor / U.S. Dollar	—	1,708
Total	$—	$12,396

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three and nine months ended June 29, 2019 and June 30, 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three months ended			Three months ended			Three months ended
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Forward Contracts	$—	$4,468	Total software revenue	$—	$(277)	Other income (expense), net	$—	$52

	Nine months ended			Nine months ended			Nine months ended
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Forward Contracts	$187	$1,086	Total software revenue	$627	$(2,659)	Other income (expense), net	$—	$17

As of June 29, 2019, we have no cash flow hedges outstanding and no balance in accumulated other comprehensive loss.
If an underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to Other income (expense), net on the Consolidated Statements of Operations. For the nine months ended June 29, 2019 and June 30, 2018, there were no such gains or losses.
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

Net investment hedge relationships are designated at inception, and effectiveness is assessed retrospectively on a quarterly basis using the net equity position of Euro functional subsidiaries. As the forward contracts are highly effective in offsetting exchange rate exposure, we record changes in these net investment hedges in accumulated other comprehensive loss and subsequently reclassify them to foreign currency translation adjustment in accumulated other comprehensive loss at the time of forward contract maturity. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.
As of June 29, 2019 and September 30, 2018, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged	June 29, 2019	September 30, 2018
	(in thousands)
Euro / U.S. Dollar	$217,202	$—
Total	$217,202	$—
The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 29, 2019 and June 30, 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI -Effective Portion	Gain or (Loss) Reclassified from OCI-Effective Portion		Location of Gain or (Loss) Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Excluded Portion
	Three months ended			Three months ended			Three months ended
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Forward Contracts	$(7,258)	$—	Accumulated other comprehensive loss	$(4,132)	$—	Other income (expense), net	$1,562	$—

	Nine months ended			Nine months ended			Nine months ended
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Forward Contracts	$(6,490)	$—	Accumulated other comprehensive loss	$(5,172)	$—	Other income (expense), net	$3,155	$—

As of June 29, 2019, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 29, 2019	September 30, 2018	June 29, 2019	September 30, 2018
	(in thousands)
Derivative assets (1):
Forward Contracts	$—	$440	$4,202	$2,449
Derivative liabilities (2):
Forward Contracts	$3,336	$—	$2,061	$3,419

(1)	As of June 29, 2019 and September 30, 2018, current derivative assets of $4.2 million and $2.9 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.

(2)
As of June 29, 2019 and September 30, 2018, current derivative liabilities of $5.4 million and $3.4 million, respectively are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of June 29, 2019:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 29, 2019	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$4,202	$—	$4,202	$(4,202)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of June 29, 2019:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 29, 2019	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$5,397	$—	$5,397	$(4,202)	$—	$1,195

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

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(in thousands)
Software Products
Revenue	$253,405	$281,939	$273,619	$796,169	$858,228	$801,262
Operating Costs (1)	94,829	94,341	96,465	280,370	278,572	293,546
Profit	158,576	187,598	177,154	515,799	579,656	507,716

Professional Services
Revenue	42,081	40,471	41,158	124,457	118,438	128,041
Operating Costs (2)	34,326	33,342	33,982	98,515	94,748	104,745
Profit	7,755	7,129	7,176	25,942	23,690	23,296

Total segment revenue	295,486	322,410	314,777	920,626	976,666	929,303
Total segment costs	129,155	127,683	130,447	378,885	373,320	398,291
Total segment profit	166,331	194,727	184,330	541,741	603,346	531,012

Unallocated operating expenses:
Sales and marketing expenses	102,332	107,663	102,891	291,028	305,144	290,739
General and administrative expenses	26,310	26,310	25,474	77,937	77,937	80,320
Restructuring and other charges, net	(9)	(9)	1,627	45,464	45,464	1,846
Intangibles amortization	12,793	12,793	14,648	38,218	38,218	43,595
Stock-based compensation	15,234	15,234	16,658	71,608	71,608	52,015
Other unallocated operating expenses (income) (3)	366	366	1,485	995	995	1,425
Total operating income	9,305	32,370	21,547	16,491	63,980	61,072

Interest expense	(10,816)	(10,816)	(10,646)	(32,475)	(32,475)	(31,072)
Other income (expense), net	1,026	736	(930)	2,501	2,349	(2,013)
Income before income taxes	$(485)	$22,290	$9,971	$(13,483)	$33,854	$27,987

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

We report revenue by the following two product groups:

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(in thousands)
Solutions	$254,735	$278,581	$279,091	$805,146	$849,679	$831,754
IoT	40,751	43,829	35,686	115,480	126,987	97,549
Total revenue	$295,486	$322,410	$314,777	$920,626	$976,666	$929,303

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(in thousands)
Revenue:
Americas	$122,867	$144,389	$133,439	$384,437	$417,061	$388,923
Europe	112,083	122,988	119,876	342,477	366,392	362,982
Asia-Pacific	60,536	55,033	61,462	193,712	193,213	177,398
Total revenue	$295,486	$322,410	$314,777	$920,626	$976,666	$929,303

12. Income Taxes
In the third quarter and first nine months of 2019, our effective tax rate was (2,940)% on a pre-tax loss of $(0.5) million, and (177)% on a pre-tax loss of $(13.5) million, respectively, compared to (70)% on pre-tax income of $10.0 million and (39)% on pre-tax income of $28.0 million in the third quarter and first nine months of 2018, respectively. In the first nine months of 2019 and 2018, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform (as described below), our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, the excess tax benefit related to stock-based compensation and, in the first nine months of 2019, the reduction of a valuation allowance of $1.8 million as the result of the Frustum acquisition. Additionally, in the third quarter and first nine months of 2019 our effective rate includes the indirect effects of the adoption of ASC 606. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2019 and 2018, the foreign rate differential predominantly relates to these Irish earnings.
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
In the first nine months of 2018, we provided no federal income taxes payable as a result of the deemed repatriation of undistributed earnings as the tax was offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. In 2018, we recorded state income taxes payable of $1.7 million on the deemed repatriation. We also recorded a deferred tax benefit of $14.1 million for the impact of the Tax Act on our net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
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
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period. However, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
As of June 29, 2019 and September 30, 2018, we had unrecognized tax benefits of $9.7 million and $9.8 million, respectively. If all our unrecognized tax benefits as of June 29, 2019 were to become recognizable in the future, we would record a benefit to the income tax provision of $9.7 million, which would be partially offset by an increase in the U.S. valuation allowance of $3.8 million.
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $0.5 million as audits close and statutes of limitations expire.

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
In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the opinion in the case, which was offset by a corresponding increase in the valuation allowance against U.S. deferred tax assets. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. Tax Court’s decision. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit.  This petition is still pending at this time. Due to the fact that the Altera decision is not yet final, as well as uncertainty surrounding the status of the current regulations and questions related to jurisdiction given the Company does not reside in the Ninth Circuit, we have determined no adjustment is required to the consolidated financial statements as a result of this ruling. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
13. Debt
At June 29, 2019 and September 30, 2018, we had the following long-term debt obligations:

	June 29, 2019	September 30, 2018
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility revolver	203,125	148,125
Total debt	703,125	648,125
Unamortized debt issuance costs for the Senior notes (1)	(4,209)	(4,857)
Total debt, net of issuance costs (2)	$698,916	$643,268

(1)
Unamortized debt issuance costs related to the credit facility were $3.3 million and $3.8 million as of June 29, 2019 and September 30, 2018, respectively, and were included in other assets in the Consolidated Balance Sheets.

(2)	As of June 29, 2019 and September 30, 2018, all debt was included in long-term debt in the Consolidated Balance Sheets.
Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all the covenants as of June 29, 2019.
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
As of June 29, 2019, the total estimated fair value of the senior notes was approximately $524.6 million, based on quoted prices for the notes on that date.
Credit Agreement

We maintain a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of June 29, 2019, the fair value of our credit facility approximates its book value.
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
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of June 29, 2019, the annual rate for borrowings outstanding was 4.3%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio.  Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio.  A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.
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

As of June 29, 2019, our total leverage ratio was 1.92 to 1.00, our senior secured leverage ratio was 0.58 to 1.00 and our interest coverage ratio was 8.95 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
In the third quarter and first nine months of 2019 we paid $18.0 million and $38.4 million, respectively, of interest on our debt. In the third quarter and first nine months of 2018 we paid $17.3 million and $36.5 million, respectively, of interest on our debt. The average interest rate on borrowings outstanding during the third quarter and first nine months of 2019 was approximately 5.4% and 5.4%, respectively. The average interest rate on borrowings outstanding during the third quarter and first nine months of 2018 was approximately 5.3% and 5.1%, respectively.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of June 29, 2019, we estimate approximately $0.1 million to $2.1 million in legal proceedings and claims, of which we had accrued $0.2 million.
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

15. Subsequent Events
Common Stock Repurchases

In the fourth quarter of 2019, we continued our share repurchase program. On July 26, 2019, we entered an agreement with a major financial institution to repurchase approximately $25 million of our common stock in the fourth quarter, but we may repurchase more.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
PTC is a global software and services company that delivers solutions to enable our industrial customers' digital transformations, helping them to better design, manufacture, operate, and service their products. Our Internet of Things (IoT) and Augmented Reality (AR) solutions are focused on Smart Connected Processes, Smart Connected Products and Smart Connected People that enable companies to connect factories and plants, smart products, and enterprise systems, bridging the physical, digital and human worlds, to transform their businesses. Our Solutions portfolio of innovative Computer-Aided Design (CAD) and Product Lifecycle Management (PLM) solutions enable manufacturers to create, innovate, operate, and service products. Our Solutions portfolio also includes certain businesses that are managed to focus on providing great solutions for a set of targeted customers, verticals and use cases, but for which our strategy is not for broader market penetration (our productivity zone businesses).
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations and targets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate due to, among other factors, the geopolitical environment, including the U.S. Administration's focus on technology transactions with non-U.S. entities and potential expanded prohibitions, and ongoing trade tensions and tariffs; customers may not purchase our solutions or convert existing support contracts to subscription when or at the rates we expect; our businesses, including our Internet of Things (IoT) business, and Augmented Reality business, may not expand and/or generate the revenue we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license and subscription solutions, support and professional services could be different than we expect, which could impact our EPS results; bookings associated with minimum ACV commitments under our Strategic Alliance Agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers; our strategic initiatives and investments may not generate the revenue we expect; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash or our credit facility limits or other matters could preclude share repurchases. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.
Our 2019 Strategic Goals
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

Cost Controls and Margin Expansion
Our goal is to drive continued margin expansion over the long term. We continue to proactively manage our cost structure and invest in what we believe are high return opportunities in our business. With the growth opportunities in Industrial IoT and AR, and other strategic initiatives we’ve undertaken, as well as our continued commitment to operating margin improvement, we realigned our workforce in the beginning of 2019 to shift investment to support these strategic, high-growth opportunities. We expect to deliver continued operating margin expansion in 2019 and beyond, as we realize the compounding benefit of our maturing subscription business.

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
Subscription revenue is comprised of time-based licenses whereby customers use our software and receive related support for a specified term. Results for reporting periods beginning on or after October 1, 2018 are presented under the Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606), while prior period amounts are not adjusted and continue to be reported in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition and revenues for non-software deliverables in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (ASC 605). Through 2018, revenue for our subscription contracts was recognized ratably over the term of the contract under ASC 605; this differs from how revenue for such contracts is recognized under ASC 606. Our contracts with customers may include multiple goods and services. Under ASC 606, revenue is recognized for each performance obligation that can be separately identified under the contract. Accordingly, our on-premise subscription contracts are unbundled into multiple performance obligations (i.e., license, cloud and support). Determining whether the software licenses and the cloud services are distinct from each other, and therefore performance obligations to be accounted for separately, or not distinct from each other, and therefore part of a single performance obligation, may require significant judgment. To date, for the majority of our products, we have concluded that the on-premise software licenses and cloud services provided in our subscription offerings are distinct from each other such that revenue from each performance obligation within the offering should be recognized separately. We will continue to review this conclusion as the cloud services that we deliver in combination with our on-premise subscriptions continue to evolve, which could result in changes to how we recognize revenue for such products. The license portion of our on-premise subscription contracts (approximately 50% to 55%) is recognized upfront and the cloud and support portions (approximately 45% to 50%) are recognized ratably over the term. Software as a Service (SaaS)

and cloud services for which revenue is generally recognized ratably over the term of the contract is included in subscription revenue and has been immaterial to date.
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
Our adoption of ASC 606 will increase the volatility of our revenue results as a significant portion of subscription revenue is recognized at the time of delivery, rather than being recognized ratably over the contract period.
Executive Overview
Despite a 1300 basis point increase in subscription mix in the third quarter, we delivered total revenue growth under ASC 605 of 2% (6% constant currency) year over year and software revenue growth under ASC 605 of 3% (6% constant currency) year over year. Subscription revenue under ASC 605 grew 35% (39% constant currency) in the third quarter of 2019 compared to the year ago period. Perpetual license and support revenue decreased year over year because we discontinued offering perpetual licenses for most of our solutions effective January 1, 2019. We also delivered year-over-year increases in our operating margin and EPS under ASC 605 in the third quarter of 2019 resulting from the compounding effect of our subscription licenses and lower operating expenses due to effective cost discipline.
Bookings in the third quarter of 2019 declined year over year. Strong bookings in our IoT and AR growth business were offset by the effect of fewer large support contract conversions, the effect of our shifting sales and marketing resources from our productivity zone businesses to our IoT and AR business, and declines in channel bookings in geographies such as China and Russia following the end of perpetual license sales there at the end of the first quarter of 2019. These effects are expected to adversely affect our bookings for the fourth quarter of 2019.
Given our bookings outlook, on July 24, 2019, in connection with our third quarter 2019 earnings release, we reduced our bookings and revenue guidance for the fourth quarter and the year. Also, given our bookings performance for the year to date and expected performance for the fourth quarter and full fiscal 2019 year, we issued a new cash flow target for fiscal 2024, which supersedes our previously issued long-range financial targets.

Summary Revenue and Earnings Results

	Three months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Change	Constant Currency
Revenue
	(in millions)
Subscription license	$53.7
Subscription support & cloud services	90.2
Total Subscription	143.9	$171.6	$126.7	35%	39%
Perpetual support	100.3	99.7	121.1	(18)%	(15)%
Total recurring revenue	244.2	271.3	247.8	9%	13%
Perpetual license	9.2	10.6	25.8	(59)%	(57)%
Total software revenue (1)	253.4	281.9	273.6	3%	6%
Professional services	42.1	40.5	41.2	(2)%	2%
Total revenue	$295.5	$322.4	$314.8	2%	6%

(1) Total software revenue includes:
License	$62.9	$163.2	$136.6	20%	23%
Support and cloud services	190.5	118.7	137.1	(13)%	(10)%
Total software revenue	253.4	281.9	273.6	3%	6%

	Nine months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Change	Constant Currency
Revenue
	(in millions)
Subscription license	$168.8
Subscription support & cloud services	250.8
Total Subscription	419.6	$482.1	$339.7	42%	45%
Perpetual support	315.2	312.5	379.0	(18)%	(15)%
Total recurring revenue	734.8	794.6	718.7	11%	13%
Perpetual license	61.4	63.7	82.6	(23)%	(20)%
Total software revenue (1)	796.2	858.2	801.3	7%	10%
Professional services	124.5	118.4	128.0	(7)%	(4)%
Total revenue	$920.6	$976.7	$929.3	5%	8%

(1) Total software revenue includes:
License	$230.1	$493.3	$376.6	31%	34%
Support and cloud services	566.1	365.0	424.7	(14)%	(12)%
Total software revenue	796.2	858.2	801.3	7%	8%

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
Earnings Measures	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018

Operating Margin	3.1%	10.0%	6.8%	1.8%	6.6%	6.6%
Earnings (Loss) Per Share	$(0.13)	$0.10	$0.14	$(0.32)	$0.16	$0.33
Non-GAAP Operating Margin(1)	12.8%	18.9%	17.9%	18.8%	22.6%	17.3%
Non-GAAP Earnings Per Share(1)	$0.23	$0.36	$0.36	$1.01	$1.31	$1.00
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Financial Measures below.
We generated $230 million of cash from operations in the first nine months of 2019 compared to $186 million in the first nine months of 2018. Cash from operations for the first nine months of 2019 includes $21 million of restructuring payments compared to $2 million in the year-ago period. At June 29, 2019, the balance outstanding under our credit facility was $203 million and total debt outstanding was $703 million.
Operating Measures
We provide these operating measures to help investors understand the progress of our subscription transition. These measures are not necessarily indicative of revenue for the period or any future period.

License and Subscription Bookings

License and subscription bookings for the third quarter and first nine months of 2019 were $109 million, down 3% (1% on a constant currency basis) and $323 million, up 2% (6% on a constant currency basis), respectively, from the year-ago periods primarily due to the impacts described above.
Subscription ACV
Subscription ACV was $49 million for the quarter, up from $44 million in the year-ago period.
Annualized Recurring Revenue (ARR)
ASC 605 ARR was approximately $1,088 million as of the end of the third quarter of 2019, an increase of 9% compared to the third quarter of 2018 (13% year over year on a constant currency basis).
Deferred Revenue and Backlog (Unbilled Deferred Revenue)
Deferred revenue primarily relates to software agreements invoiced to customers for which the revenue has not yet been recognized. Unbilled deferred revenue (backlog) is the aggregate of booked orders for license, support and subscription (including multi-year subscription contracts with start dates from October 1, 2018 through the third quarter of 2019 that were subject to a limited annual cancellation right, of which approximately $189 million was cancellable at June 29, 2019) for which the associated revenue has not been recognized and the customer has not yet been invoiced. Early in the fourth quarter of 2019, we discontinued offering the cancellation right for substantially all new contracts. We do not record unbilled deferred revenue on our Consolidated Balance Sheets; such amounts are recorded as deferred revenue when we invoice the customer. We provide this view of deferred revenue and backlog to enable investors to understand the significant contractual commitments we have to customers and to provide a view of future revenue that we expect will be recognized, even if those commitments are not reflected on our balance sheet.

	As Reported ASC 606 (1)	ASC 605	As Reported ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	September 30, 2018	June 30, 2018
	(Dollar amounts in millions)
Deferred revenue (billed)	$383	$551	$499	$484
Unbilled deferred revenue (2)	623	764	911	726
Total	$1,006	$1,315	$1,410	$1,210
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
(2) Of the unbilled deferred revenue balance at June 29, 2019, we expect to invoice customers approximately $467 million within the next twelve months.
We expect that the amount of deferred revenue and unbilled deferred revenue will fluctuate from quarter to quarter due to the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals (which are typically for one year), foreign currency fluctuations, the timing of when deferred revenue is recognized as revenue and the timing of our fiscal quarter ends. The average contract duration was approximately 2 years for new subscription contracts in the first nine months of 2019, and for fiscal 2018 and fiscal 2017.
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

	Three months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$143.9	$171.6	$126.7	35%	39%
Perpetual support	100.3	99.7	121.1	(18)%	(15)%
Total recurring revenue	244.2	271.3	247.8	9%	13%
Perpetual license	9.2	10.6	25.8	(59)%	(57)%
Total software revenue	253.4	281.9	273.6	3%	6%
Professional services	42.1	40.5	41.2	(2)%	2%
Total revenue	295.5	322.4	314.8	2%	6%
Total cost of revenue	82.7	81.2	81.6	—%
Gross margin	212.8	241.2	233.1	3%
Operating expenses	203.5	208.8	211.6	(1)%
Total costs and expenses	286.2	290.0	293.2	(1)%	1%
Operating income	9.3	32.4	21.5	50%	67%
Non-GAAP operating income (1)	$37.8	$60.9	$56.3	8%	16%
Operating margin	3.1%	10.0%	6.8%
Non-GAAP operating margin (1)	12.8%	18.9%	17.9%
Diluted earnings (loss) per share	$(0.13)	$0.10	$0.14
Non-GAAP diluted earnings per share (2)	$0.23	$0.36	$0.36
Cash flow from operations	$67.6	$67.6	$49.0

	Nine months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Actual	Constant Currency

Subscription	$419.6	$482.1	$339.7	42%	45%
Perpetual support	315.2	312.5	379.0	(18)%	(15)%
Total recurring revenue	734.8	794.6	718.7	11%	13%
Perpetual license	61.4	63.7	82.6	(23)%	(20)%
Total software revenue	796.2	858.2	801.3	7%	10%
Professional services	124.5	118.4	128.0	(7)%	(4)%
Total revenue	920.6	976.7	929.3	5%	8%
Total cost of revenue	240.0	234.4	248.4	(6)%
Gross margin	680.7	742.3	680.9	9%
Operating expenses	664.2	678.3	619.9	9%
Total costs and expenses	904.1	912.7	868.2	5%	7%
Operating income	16.5	64.0	61.1	5%	15%
Non-GAAP operating income (1)	$173.4	$220.9	$160.9	37%	41%
Operating margin	1.8%	6.6%	6.6%
Non-GAAP operating margin (1)	18.8%	22.6%	17.3%
Diluted earnings (loss) per share	$(0.32)	$0.16	$0.33
Non-GAAP diluted earnings per share (2)	$1.01	$1.31	$1.00
Cash flow from operations (3)	$229.9	$229.9	$185.3

(1)	See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures.

(2)
We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the 2019 and 2018 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We recorded the impact of the Tax Cuts and Jobs Act in our Q1 2018 earnings, resulting in a non-cash benefit of approximately $7 million. In the third quarter of 2018, we increased the non-cash benefit by approximately $5 million to reflect the additional guidance on the state tax implications of the act. We have excluded this benefit from our non-GAAP results.

(3)
Cash flow from operations for the first nine months of 2019 includes $21 million of restructuring payments. Cash flow from operations for the first nine months of 2018 includes $2 million of restructuring payments.

Impact of Foreign Currency Exchange on Results of Operations
Approximately 60% of our revenue and 40% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Sheqel, and Rupee relative to the U.S. Dollar, affects our reported results. If actual results under ASC 605 for the third quarter and first nine months of 2019 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2018, revenue would have been higher by $10.8 million and $29.7 million, respectively, costs and expenses would have been higher by $6.7 million and $19.9 million, respectively, and operating income would have been higher by $4.1 million and $9.8 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the third quarter and first nine months of 2019 by the exchange rates in effect for the comparable periods of 2018, excluding the effect of any hedging.

Revenue
We discuss our revenue results by line of business, by product group and by geographic region below.
Revenue by Line of Business
Software
Software revenue consists of subscription, support, and perpetual license revenue. Under ASC 605, recurring software revenue consists of subscription and support revenue and approximates 81% of total revenue and 93% of software revenue for the nine months ended June 29, 2019. Our subscription revenue includes an immaterial amount of Software as a Service (SaaS) and cloud services.
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
Professional Services
Professional services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Under ASC 605, professional services revenue in the third quarter and first nine months of 2019 was down 2% (up 2% constant currency) and down 7% (4% constant currency), respectively, compared to the year-ago periods. These results are in line with our expectation that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.
Revenue by Product Group

	Three months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Products
Software revenue	216.5	243.5	241.8	1%	4%
Professional services	38.3	35.1	37.3	(6)%	(2)%
Total revenue	$254.7	$278.6	$279.1	—%	3%
IoT Products
Software revenue	36.9	38.4	31.8	21%	24%
Professional services	3.8	5.4	3.9	39%	42%
Total revenue	$40.8	$43.8	$35.7	23%	26%

	Nine months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Products
Software revenue	691.9	748.5	714.1	5%	8%
Professional services	113.2	101.2	117.6	(14)%	(10)%
Total revenue	$805.1	$849.7	$831.8	2%	5%
IoT Products
Software revenue	104.2	109.8	87.1	26%	28%
Professional services	11.2	17.2	10.4	65%	70%
Total revenue	$115.5	$127.0	$97.5	30%	33%

Solutions Group
Under ASC 605, Solutions Group software revenue grew slightly in the third quarter due to the acceleration of our subscription model and strong bookings in CAD and core PLM in past periods. Solutions recurring software revenue under ASC 605 in the third quarter and first nine months of 2019 grew 7% and 8%, respectively, compared to the year-ago periods (11% for both periods on a constant currency basis), reflecting the bookings growth over the past several years and the compounding benefit of our maturing subscription model.
Solutions professional services revenue for the third quarter and first nine months of 2019 declined compared to the year-ago periods due to our strategy to limit the amount of professional services we provide.
IoT Group
Under ASC 605, IoT recurring software revenue grew in the third quarter and first nine months of 2019 by 31% (34% on a constant currency basis), reflecting the strong bookings growth over the past several years and the compounding benefit of our maturing subscription model.
IoT professional services revenue increased in the third quarter and first nine months of 2019 due in part to implementation and adoption services we provide to our IoT customers as part of our efforts to help their IoT initiatives succeed.

Revenue by Geographic Region
A significant portion of our total revenue is generated outside the U.S. In 2019 and 2018, approximately 40% of total revenue was generated in Americas, 40% in Europe, and 20% in Asia Pacific.

	Three months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Actual	Constant Currency
	(Dollar amounts in millions)
Americas
Software revenue	109.6	130.9	118.0	11%	11%
Professional services	13.3	13.5	15.4	(13)%	(12)%
Total revenue	$122.9	$144.4	$133.4	8%	9%
Europe
Software revenue	90.6	103.4	100.9	2%	9%
Professional services	21.5	19.6	18.9	3%	9%
Total revenue	$112.1	$123.0	$119.9	3%	9%
Asia Pacific
Software revenue	53.3	47.6	54.7	(13)%	(10)%
Professional services	7.3	7.4	6.8	9%	14%
Total revenue	$60.5	$55.0	$61.5	(10)%	(7)%

	Nine months ended
				Percent Change
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Actual	Constant Currency
	(Dollar amounts in millions)
Americas
Software revenue	347.0	379.4	344.3	10%	11%
Professional services	37.4	37.6	44.6	(16)%	(15)%
Total revenue	$384.4	$417.1	$388.9	7%	8%
Europe
Software revenue	277.2	307.8	299.8	3%	8%
Professional services	65.2	58.6	63.2	(7)%	(1)%
Total revenue	$342.5	$366.4	$363.0	1%	6%
Asia Pacific
Software revenue	171.9	171.0	157.1	9%	12%
Professional services	21.8	22.2	20.3	10%	14%
Total revenue	$193.7	$193.2	$177.4	9%	12%
Americas
Software revenue grew in the third quarter and first nine months of 2019 over the year-ago periods due to growth in recurring software revenue of 11% and 12%, respectively.
Europe
Software revenue grew in the third quarter and first nine months of 2019 over the year-ago periods due to recurring software revenue growth of 5% and 7%, respectively, (12% for both periods on a constant currency basis) driven by the compounding benefit of subscription licensing. This growth was offset in part by the decline of 51% (48% on a constant currency basis) in perpetual license revenue for the first nine months of 2019 due to the end of life of perpetual licenses in Europe as of January 1, 2018.
Asia Pacific

In the third quarter and first nine months of 2019, Asia Pacific recurring software revenue grew 15% and 17%, respectively, (19% and 21%, respectively on a constant currency basis) compared to the year ago periods driven by the compounding benefit of the subscription transition. Software revenue declined in the third quarter of 2019 compared to the year ago period due to a 92% decline in perpetual license revenue following the end of life of perpetual licenses there as of January 1, 2019. Software revenue increased in the first nine months of 2019 compared to the year-ago period in part due to the last time purchases in the first before the discontinuation of perpetual licenses there as of January 1, 2019.
Gross Margin

	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Gross margin	$212.8	$241.2	$233.1	3%	$680.7	$742.3	$680.9	9%
Non-GAAP gross margin (1)	222.3	250.7	242.6	3%	710.3	771.9	709.7	9%
Gross margin as a % of revenue:
License gross margin	79%	92%	91%		83%	92%	90%
Support and cloud services gross margin	82%	72%	75%		83%	73%	76%
Professional services gross margin	15%	14%	14%		17%	16%	15%
Gross margin as a % of total revenue	72%	75%	74%		74%	76%	73%
Non-GAAP gross margin as a % of total revenue (1)	75%	78%	77%		77%	79%	76%
(1) Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
Under ASC 605, the increase in total gross margin in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 reflects higher software revenue driven by the maturing subscription model. Margins for license and subscription are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to each quarterly period. Under ASC 605, support gross margins are down in the third quarter and first nine months of 2019 compared to the year-ago periods primarily due to the decrease in perpetual support revenue due to conversions of support to subscription and the end of life of perpetual licenses.
Professional services gross margin increased 100 basis points for the first nine months of 2019 compared to the first nine months of 2018 due to cost management.
Total Costs and Expenses

	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$13.3	$13.0	$12.0	8%	$38.7	$37.6	$36.0	5%
Cost of support and cloud services revenue	33.8	33.6	34.3	(2)%	97.9	97.2	103.1	(6)%
Cost of professional services revenue	35.6	34.6	35.4	(2)%	103.4	99.6	109.3	(9)%
Sales and marketing	108.2	113.5	107.8	5%	316.1	330.3	305.6	8%
Research and development	60.6	60.6	61.2	(1)%	182.8	182.8	187.4	(2)%
General and administrative	28.8	28.8	33.1	(13)%	102.0	102.0	101.5	1%
Amortization of acquired intangible assets	5.9	5.9	7.9	(25)%	17.8	17.8	23.6	(25)%
Restructuring and other charges, net	—	—	1.6		45.5	45.5	1.8
Total costs and expenses	$286.2	$290.0	$293.2	(1)%	$904.1	$912.7	$868.2	5%
Total headcount at end of period	6,048	6,048	6,065	—%

ASC 605 costs and expenses in the third quarter of 2019 compared to costs and expenses in the third quarter of 2018 decreased primarily due to the following:

•
a $4.3 million decrease in total compensation, benefit costs and travel expenses, primarily driven by a $6.4 million decrease in performance-based compensation, partially offset by a $2.2 million increase in salaries,

•	a $3.5 million decrease in amortization of intangible assets and depreciation of fixed assets expenses,

•	a $1.2 million decrease in acquisition-related charges,
partially offset by:

•	a $2.3 million increase in marketing expenses,

•	a $1.3 million increase in cloud services hosting costs, and

•	a $1.1 million increase in royalty expense.
Costs and expenses for the third quarter of 2019 compared to the year-ago period include a $6.7 million decrease due to changes in foreign currency exchange rates.
ASC 605 costs and expenses for the first nine months of 2019 compared to costs and expenses for the first nine months of 2018 increased primarily as a result of the following:

•
a $27.1 million restructuring charge associated with exiting our Needham headquarters facility in the second quarter of 2019 and a $15.7 million restructuring charge for our workforce realignment in the first quarter of 2019,

•	a $7.4 million increase in performance-based compensation,

•	a $6.4 million increase in cloud services hosting costs,

•	a $2.1 million increase in royalty expense,

•	a $1.5 million increase in marketing expense, and

•	a $1.5 million increase in rent expense primarily due to one month of overlapping rent in Needham and the new Seaport location in January, primarily offset by:

•	an $6.5 million decrease in salaries, benefit costs and travel expenses, driven by a $3.1 million decrease in salaries and a $3.4 million decrease in benefits and travel expense,

•	a $6.7 million decrease in amortization of intangible assets and depreciation of fixed assets,

•	a $2.8 million decrease in outside services primarily professional fees, and

•	a $1.7 million decrease in meeting costs.
Costs and expenses for the first nine months of 2019 compared to the year ago period include a $19.9 million decrease due to changes in foreign currency exchange rates.

Cost of License Revenue	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$13.3	$13.0	$12.0	8%	$38.7	$37.6	$36.0	5%
% of total revenue	5%	4%	4%		4%	4%	4%
% of total license revenue	21%	8%	9%		17%	8%	10%
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
Cost of license revenue under ASC 606 is higher in the third quarter and first nine months of 2019 than under ASC 605 due to the timing of revenue recognition under ASC 606, resulting in earlier recognition of the associated royalty costs. Under ASC 605, the support component of subscription revenue is included in license revenue, which reduces cost of license as a percentage of total license revenue.
Cost of license revenue in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 increased primarily due to a $1.0 million and $2.0 million increase in royalty costs, respectively, offset by $0.7 million and $2.0 million lower compensation costs, respectively.
Cost of license revenue as a percentage of license revenue under ASC 605 decreased in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 due to higher revenue as we realize the benefit of our maturing subscription model.

Cost of Support and Cloud Services Revenue	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Cost of support and cloud services revenue	$33.8	$33.6	$34.3	(2)%	$97.9	$97.2	$103.1	(6)%
% of total revenue	11%	10%	11%		11%	10%	11%
% of total support and cloud services revenue	18%	28%	25%		17%	27%	24%
Our cost of support and cloud services revenue includes costs associated with providing post-contract support such as providing software updates and technical support for both our subscription offerings and our perpetual licenses, cost of cloud services, and cost of software as a service revenue. Cost of support and cloud services revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and cloud services and the release of support updates (including related royalty costs).
Under ASC 605, the support component of subscription revenue is included in license revenue, which increases the cost of support and cloud services as a percentage of total support and cloud services revenue.
In the first nine months of 2019 compared to the first nine months of 2018, total support and cloud services compensation, benefit costs and travel expenses decreased by 5% ($2.9 million) due to lower headcount, as well as lower third-party consulting costs, which decreased by 30% ($1.5 million). Offsetting these lower costs is a 19% ($2.0 million) increase in cloud services hosting costs.

Cost of Professional Services Revenue	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$35.6	$34.6	$35.4	(2)%	$103.4	$99.6	$109.3	(9)%
% of total revenue	12%	11%	11%		11%	10%	12%
% of total professional services revenue	85%	86%	86%		83%	84%	85%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
Cost of professional services revenue is higher in the third quarter and first nine months of 2019 under ASC 606 than under ASC 605 due to the timing of professional services revenue recognition and associated professional services costs.
In the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, total professional services compensation, benefit costs and travel expenses decreased by 6% ($1.5 million) and 14% ($10.7 million) respectively, due to lower headcount, partially offset by higher third-party subcontractor fees, which increased by 16% ($1.1 million) and 15% ($3.1 million), respectively.

Sales and Marketing	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$108.2	$113.5	$107.8	5%	$316.1	$330.3	$305.6	8%
% of total revenue	37%	35%	34%		34%	34%	33%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs.
Sales and marketing costs are lower under ASC 606 than under ASC 605 due to the deferral of ongoing commission expenses, offset by the amortization of commissions costs capitalized upon adoption of ASC 606.
In the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, total sales and marketing compensation, benefit costs and travel expenses increased 2% ($1.9 million) and 8% ($20.0 million), respectively, due to an increase in headcount, salary increases and stock-based compensation increases, and an increase in marketing expenses of 23% ($2.2 million) and 6% ($1.5 million), respectively.

Research and Development	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Research and development	$60.6	$60.6	$61.2	(1)%	$182.8	$182.8	$187.4	(2)%
% of total revenue	21%	19%	19%		20%	19%	20%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. In the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, total research and development compensation, benefit costs and travel expenses were flat (down $0.1 million) and decreased 3% ($3.9 million), respectively, primarily due to decreases in headcount, and in third-party consulting services of 41% ($0.8 million) and 38% ($2.2 million), respectively.

General and Administrative	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
General and administrative	$28.8	$28.8	$33.1	(13)%	$102.0	$102.0	$101.5	1%
% of total revenue	10%	9%	11%		11%	10%	11%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees.
In the third quarter of 2019 compared to the third quarter of 2018 total general and administrative compensation, benefit costs and travel expenses decreased by 16% ($3.9 million) primarily due to a decrease in performance-based compensation, partially offset by an increase in salaries.
In the first nine months of 2019 compared to the first nine months of 2018 hosted subscription costs increased by 18% ($1.6 million).
In the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 professional fees decreased by 68% ($1.0 million) and 68% ($2.7 million), respectively.

Amortization of Acquired Intangible Assets	Three months ended				Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605	ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 29, 2019	June 30, 2018	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$5.9	$5.9	$7.9	(25)%	$17.8	$17.8	$23.6	(25)%
% of total revenue	2%	2%	2%		2%	2%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 is due to some assets being fully amortized as well as the impact of foreign currency exchange rates.

Restructuring and Other Charges, Net	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(in millions)
Restructuring charges (credits), net	$—	$—	$(0.3)	$43.0	$43.0	$(1.0)
Headquarters relocation charges	—	—	1.9	2.5	2.5	2.9
Restructuring and Other Charges, Net	$—	$—	$1.6	$45.5	$45.5	$1.8
In January 2019 we relocated to our new worldwide headquarters in the Boston Seaport District. Our prior headquarters lease will not expire until November 2022, and we are seeking to sublease that space, but have not yet done so. As a result, we will bear overlapping rent obligations for those premises and in the first nine months of 2019 we recorded a restructuring charge of $27.1 million associated with the restructuring of our prior headquarters. The facility restructuring charge is based on the net present value of remaining lease commitments net of estimated sublease income of $12 million. Restructuring charges and estimated cash outflows could increase if we are unable to sublease our prior headquarters as we expect.
The headquarters relocation charges include accelerated depreciation expense and double rent for January associated with exiting our prior headquarters facility and relocating to the Seaport.
In the first quarter of 2019, we initiated a restructuring plan to realign our workforce to shift investment to support Industrial Internet of Things and Augmented Reality strategic opportunities. As this was a realignment of resources rather than a cost-savings initiative, it did not result in significant cost savings. The restructuring plan was completed in the first quarter of 2019. In the first nine months of 2019 we recorded restructuring charges of $16 million related to this restructuring plan.
In the third quarter and first nine months of 2019, we made cash payments related to restructuring charges of $3.5 million and $21.4 million, respectively. At June 29, 2019, accrued restructuring totaled $28.8 million, of which we expect to pay $12.4 million within the next twelve months.

Interest Expense	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
(in millions)
Interest expense	$(10.8)	$(10.8)	$(10.6)	$(32.5)	$(32.5)	$(31.1)
Interest expense includes interest under our credit facility and senior notes. We had $703 million of total debt at June 29, 2019, compared to $648 million at June 30, 2018.

Other Income (Expense), net	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(in millions)
Interest income	$1.0	$1.0	$0.9	$2.9	$2.9	$2.5
Other expense, net	0.1	(0.2)	(1.8)	(0.4)	(0.5)	(4.5)
Other income (expense), net	$1.0	$0.7	$(0.9)	$2.5	$2.3	$(2.0)
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

Income Taxes	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(Dollar amounts in millions)
Income (loss) before income taxes	$(0.5)	$22.3	$10.0	$(13.5)	$33.9	$28.0
Provision (benefit) for income taxes	14.3	10.6	(7.0)	23.8	14.9	(10.8)
Effective income tax rate	(2,940)%	47%	(70)%	(177)%	44%	(39)%
In the first nine months of 2019 and 2018, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform (as described below), our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, the excess tax benefit related to stock-based compensation and, in the first quarter of 2019, the reduction of a valuation allowance of $1.8 million as the result of the Frustum acquisition. Additionally, ASC 606 includes indirect effects of the adoption at the beginning of the first quarter of fiscal 2019. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2019 and 2018, the foreign rate differential predominantly relates to these Irish earnings.
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
In the first nine months of 2018, we provided no federal income taxes payable as a result of the deemed repatriation of undistributed earnings as the tax was offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. We recorded state income taxes payable of $1.7 million on the deemed repatriation. We also recorded a deferred tax benefit of $14.1 million for the impact of the Tax Act on our net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
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
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period. However, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the opinion in the case, which was offset by a corresponding increase in the valuation allowance against U.S. deferred tax assets. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. Tax Court’s decision. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit.  This petition is still pending at this time. Due to the fact that the Altera decision is not yet final, as well as uncertainty surrounding the status of the current regulations and questions related to jurisdiction given the Company does not reside in the Ninth Circuit, we have determined no adjustment is required to the consolidated financial statements as a result of this ruling. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
Operating Measures
Subscription Bookings and Subscription ACV
Given the difference in revenue recognition between the sale of a perpetual software license and a subscription, we use bookings for internal planning, forecasting and reporting of new license and cloud services transaction (as subscription bookings includes cloud services bookings).
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription contracts multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering a number of variables, including pricing, support, length of term, and renewal rates. In 2018 and 2017, the average subscription contract term for new subscription contracts was approximately two years.
We define subscription ACV as the total value of a new subscription contract (which may include annual values that increase over time and without regard to contractual termination options) divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, and is not associated with an existing contract, the booking is equal to the total contract value. Beginning in the third quarter of 2018, minimum ACV commitments under our Strategic Alliance Agreement with Rockwell Automation are included in subscription ACV if the period-to-date minimum ACV commitment exceeds actual ACV sold under the Agreement.

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
Restructuring and other charges, net include excess facility restructuring charges, headquarters relocation charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy. Headquarters relocation charges are non-cash accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility due to changes in the estimated useful lives of fixed assets. We do not include these costs when reviewing our operating results internally. These costs may vary in size based on our restructuring plan.
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

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
	(in millions, except per share amounts)
GAAP revenue	$295.5	$322.4	$314.8	$920.6	$976.7	$929.3
Fair value of acquired deferred revenue	0.1	0.1	0.3	0.6	0.6	1.0
Non-GAAP revenue	$295.6	$322.5	$315.1	$921.2	$977.3	$930.3

GAAP gross margin	$212.8	$241.2	$233.1	$680.7	$742.3	$680.9
Fair value of acquired deferred revenue and costs	0.1	0.1	0.2	0.4	0.4	0.7
Stock-based compensation	2.6	2.6	2.4	8.8	8.8	8.1
Amortization of acquired intangible assets included in cost of revenue	6.9	6.9	6.8	20.4	20.4	20.0
Non-GAAP gross margin	$222.3	$250.7	$242.6	$710.3	$771.9	$709.7

GAAP operating income	$9.3	$32.4	$21.5	$16.5	$64.0	$61.1
Fair value of acquired deferred revenue and costs	0.1	0.1	0.2	0.4	0.4	0.7
Stock-based compensation	15.2	15.2	16.7	71.6	71.6	52.0
Amortization of acquired intangible assets included in cost of revenue	6.9	6.9	6.8	20.4	20.4	20.0
Amortization of acquired intangible assets	5.9	5.9	7.9	17.8	17.8	23.6
Acquisition-related and other transactional charges included in general and administrative expenses	0.4	0.4	1.6	1.2	1.2	1.7
Restructuring and other charges, net	—	—	1.6	45.5	45.5	1.8
Non-GAAP operating income	$37.8	$60.9	$56.3	$173.4	$220.9	$160.9

GAAP net income	$(14.8)	$11.7	$17.0	$(37.3)	$18.9	$38.8
Fair value of acquired deferred revenue and costs	0.1	0.1	0.2	0.4	0.4	0.7
Stock-based compensation	15.2	15.2	16.7	71.6	71.6	52.0
Amortization of acquired intangible assets included in cost of revenue	6.9	6.9	6.8	20.4	20.4	20.0
Amortization of acquired intangible assets	5.9	5.9	7.9	17.8	17.8	23.6
Acquisition-related and other transactional charges included in general and administrative expenses	0.4	0.4	1.6	1.2	1.2	1.7
Restructuring and other charges, net	—	—	1.6	45.5	45.5	1.8
Income tax adjustments (1)	13.1	1.7	(9.7)	0.4	(20.9)	(20.7)
Non-GAAP net income	$26.9	$41.9	$42.1	$120.0	$155.0	$117.9

GAAP diluted earnings per share	$(0.13)	$0.10	$0.14	$(0.32)	$0.16	$0.33
Fair value of acquired deferred revenue and costs	—	—	—	0.01	0.01	0.01
Stock-based compensation	0.13	0.13	0.14	0.60	0.60	0.44
Amortization of acquired intangible assets	0.11	0.11	0.12	0.32	0.32	0.37
Acquisition-related and other transactional charges included in general and administrative expenses	—	—	0.01	0.01	0.01	0.01
Restructuring and other charges, net	—	—	0.02	0.38	0.38	0.01
Income tax adjustments (1)	0.11	0.01	(0.08)	—	(0.18)	(0.18)
Non-GAAP diluted earnings per share	$0.23	$0.36	$0.36	$1.01	$1.31	$1.00

(1)
We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the 2019 and 2018 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We recorded the impact of the Tax Cuts and Jobs Act in our Q1 2018 earnings, resulting in a non-cash benefit of approximately $7 million. In the third quarter of 2018, we increased the non-cash benefit by approximately $5 million to reflect the additional guidance on the state tax implications of the act. We have excluded this benefit from our non-GAAP results.

Operating margin impact of non-GAAP adjustments:

	Three months ended			Nine months ended
	As Reported ASC 606	ASC 605	As Reported ASC 605	As Reported ASC 606	ASC 605	As Reported ASC 605
	June 29, 2019	June 29, 2019	June 30, 2018	June 29, 2019	June 29, 2019	June 30, 2018
GAAP operating margin	3.1%	10.0%	6.8%	1.8%	6.6%	6.6%
Fair value of acquired deferred revenue and costs	—%	—%	0.1%	0.1%	0.1%	0.1%
Stock-based compensation	5.2%	4.7%	5.3%	7.8%	7.3%	5.6%
Amortization of acquired intangible assets	4.3%	4.0%	4.7%	4.2%	3.9%	4.7%
Acquisition-related and other transactional charges included in general and administrative expenses	0.1%	0.1%	0.5%	0.1%	0.1%	0.2%
Restructuring and other charges, net	—%	—%	0.5%	5.0%	4.7%	0.2%
Non-GAAP operating margin	12.8%	18.9%	17.9%	18.8%	22.6%	17.3%

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
Liquidity and Capital Resources

	June 29, 2019	June 30, 2018
	(in thousands)
Cash and cash equivalents	$267,862	$266,552
Restricted cash	1,120	1,677
Short- and long-term marketable securities	54,626	54,172
Total	$323,608	$322,401

	Nine months ended
	June 29, 2019	June 30, 2018
	(in thousands)
Cash provided by operating activities	$229,929	$185,792
Cash used by investing activities	(147,580)	(30,089)
Cash used by financing activities	(76,603)	(165,075)
Cash, cash equivalents and restricted cash
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $55 million with an average maturity of 11 months. At June 29, 2019, cash and cash equivalents totaled $268 million, compared to $260 million at September 30, 2018, reflecting $230 million in operating cash flows, $55 million in net borrowings under our credit facility and $4 million from the issuance of common stock, offset by $90 million used for repurchases of common stock, $87 million used for acquisitions, $60 million used to acquire capital assets, and $44 million used to pay withholding taxes on stock-based awards.
A significant portion of our cash is generated and held outside the U.S. At June 29, 2019, we had cash and cash equivalents of $25 million in the U.S., $79 million in Europe, $134 million in Asia Pacific (including India), and $30 million in other non-U.S. countries. All the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Cash provided by operating activities
Cash provided by operating activities was $230 million in the first nine months of 2019, compared to $186 million in the first nine months of 2018. Cash from operations for the first nine months of 2019 includes $21 million of restructuring payments compared to $2 million in the year-ago period. The increase in cash from operations in the first nine months of 2019 over the same period in 2018 is primarily due to higher accounts receivable collections and lower accounts payable payments during the period, offset by an increase in restructuring payments of $19 million.
Net loss for the first nine months of 2019 was $37 million compared to net income of $39 million for the first nine months of 2018.
Cash used in investing activities

	Nine months ended
	June 29, 2019	June 30, 2018
	(in thousands)
Cash used in investing activities included the following:
Additions to property and equipment	$(59,579)	$(18,666)
Acquisitions of businesses, net of cash acquired	(86,737)	(3,000)
Purchase of intangible asset	—	(3,000)
Purchases of short- and long-term marketable securities	(18,950)	(18,063)
Proceeds from maturities of short- and long-term marketable securities	20,677	13,640
Purchases of investments	(7,500)	(1,000)
Settlement of net investment hedges	4,509	—
	$(147,580)	$(30,089)

The increase in property, plant and equipment payments in the first nine months of 2019 is primarily attributable to capitalized expenditures related to construction of our new worldwide headquarters in the Boston Seaport District (a portion of which is offset by landlord reimbursements included in cash from operations above). In the first nine months of 2019 we also used $70 million to acquire Frustum.

Cash used in financing activities

	Nine months ended
	June 29, 2019	June 30, 2018
	(in thousands)
Cash used in financing activities included the following:
Net borrowings (repayments) of debt	$55,000	$(20,000)
Repurchases of common stock	(89,995)	(100,000)
Payments of withholding taxes in connection with stock-based awards	(44,191)	(44,797)
Proceeds from issuance of common stock	4,158	7,472
Contingent consideration	(1,575)	(7,750)
	$(76,603)	$(165,075)
The net borrowings in the first nine months of 2019 reflect borrowings of $205 million under our credit facility to fund the working capital requirements and Frustum acquisition, offset by repayments of $150 million. In the first nine months of 2019 we repurchased $90 million of our common stock, paid $44 million in withholding taxes in connection with stock-based awards, received $4 million in proceeds from issuance of common stock under our ESPP, and made $2 million in contingent consideration payments.
Outstanding Debt
As of June 29, 2019, we had $703.1 million in total debt outstanding, comprised of $203.1 million outstanding under our revolving credit facility and $500 million of 6.00% Senior Notes due 2024.
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
We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of June 29, 2019, we had $203.1 million in revolving loans outstanding under the credit facility, the fair value of which approximated its book value. As of June 29, 2019, we have approximately $496.9 million undrawn, of which $481.8 million would be available to borrow, the availability of which is reduced by letters of credit and certain other long-term liabilities.
Any borrowings by PTC Inc. or certain of our foreign subsidiaries under the credit facility would be guaranteed, respectively, by our material domestic subsidiaries that become parties to the subsidiary guaranty, if any, and/or by PTC Inc. Borrowings are also secured by first priority liens on property of PTC and certain of our material domestic subsidiaries, including 100% of the voting equity interests of certain of our domestic subsidiaries and 65% of our material first-tier foreign subsidiaries. Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the rate and period selected by us and based upon our total leverage ratio. In both the third quarter and first nine months of 2019, the weighted average annual interest rate for amounts outstanding was 5.4%. We are currently evaluating the anticipated impact of the phase-out of LIBOR in 2021, which may be material. We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
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

	Required Ratio	Ratio as of June 29, 2019
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA.	Not > 4.50:1.00	1.92 to 1.00
Interest Coverage Ratio Ratio of consolidated trailing four quarters EBITDA to consolidated trailing four quarters cash basis interest expense.	> 3.00:1.00	8.95 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter.
	Not > 3.00:1.00	0.58 to 1.00
As of June 29, 2019, we were in compliance with all financial and operating covenants of the credit facility.
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
We may redeem the notes, in whole or in part, subject to certain conditions, including in some cases a payment of a premium, prior to their maturity date. In addition, if we undergo a change of control, we will be required to make an offer to purchase all the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of the notes then outstanding and accrued interest. As of June 29, 2019, we were in compliance with all such covenants.
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock.
Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock in the period October 1, 2017 through September 30, 2020. We repurchased $25 million and $90 million of our common stock in the third quarter and first nine months of 2019, respectively. In the first nine months of 2018, we repurchased $100 million of our common stock.
On July 20, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $1,000 million of our common stock, in total, with an initial delivery to us in July 2018 of 8.2 million shares (“Initial Shares”), which represented the number of shares at the current market price equal to 80% of the total fixed purchase price of $1,000 million. The remainder of the total purchase price of $200 million reflected the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital in 2018. We settled the ASR in May 2019 and the Bank delivered to us 3.0 million shares.
We expect to repurchase additional material amounts over the remainder of 2019. We intend to use cash from operations and borrowings under our credit facility to make such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which capital expenditures we expect to be approximately $45 million in 2019, net of expected landlord funding of leasehold improvements) and fund our intended share repurchases through at least the next twelve months and to meet our known long-term capital requirements.
Cash outflows related to our move to our new worldwide headquarters in the Boston Seaport District and exit of our prior headquarters could be higher than we expect if we are unable to sublease our prior headquarters as estimated. We currently estimate the undiscounted cash outflows related to the remaining term of the lease at our prior headquarters (through November 2022) to be approximately $29 million (reflecting rent obligations and operating expenses net of estimated sublease income of approximately $14 million). That expense could be higher if we do not generate the estimated sublease income. The $29 million and any additional amounts will be paid over the remaining term of the lease; we expect those amounts will not materially adversely affect our ability to fund our working capital and capital expenditure requirements over the period.
Further, our expected uses of cash could change, our cash position could be reduced and we could incur additional debt obligations if we decide to retire debt or to engage in strategic transactions, any of which could be commenced, suspended or completed at any time.  Any such purchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  We also evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions.  The amounts involved in any debt repurchases or strategic transactions may be material.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2019.
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
There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the third quarter of 2019.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2019 - April 27, 2019	—	$—	—	$335,005,304 (2)
April 28, 2019 - May 25, 2019	287,368	$87.04	287,368	$310,005,312 (2)
May 26, 2019 - June 29, 2019	—	$—	—	$310,005,312 (2)
Total	287,368	$87.04	287,368	$310,005,312 (2)

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

4.3	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).
10.1*	Executive Agreement dated May 24, 2019 by and between the Company and Kristian Talvitie.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 ("Q3 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 29, 2019 and September 30, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 29, 2019 and June 30, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 29, 2019 and June 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2019 and June 30, 2018; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 29, 2019 and June 30, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page of the Q3 Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
_________________

* Indicates a management contract or arrangement in which an executive officer of PTC participates.

**	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/S/ KRISTIAN TALVITIE
Kristian Talvitie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2019