Form 10-Q
period 2019-12-28
PTC INC.
filed 2020-01-27
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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

There were 115,494,475 shares of our common stock outstanding on January 23, 2020.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended December 28, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 28, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$237,017	$269,579
Short-term marketable securities	29,260	27,891
Accounts receivable, net of allowance for doubtful accounts of $668 and $744 at December 28, 2019 and September 30, 2019, respectively	344,412	372,743
Prepaid expenses	70,323	52,701
Other current assets	58,157	59,707
Total current assets	739,169	782,621
Property and equipment, net	105,171	105,531
Goodwill	1,606,050	1,238,179
Acquired intangible assets, net	266,009	169,949
Long-term marketable securities	28,220	29,544
Deferred tax assets	207,865	198,634
Lease assets, net	165,484	—
Other assets	161,859	140,130
Total assets	$3,279,827	$2,664,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,452	$42,442
Accrued expenses and other current liabilities	87,156	104,028
Accrued compensation and benefits	86,027	88,769
Accrued income taxes	22,472	17,407
Deferred revenue	359,496	385,509
Short-term lease obligations	33,909	—
Total current liabilities	631,512	638,155
Long-term debt	1,124,345	669,134
Deferred tax liabilities	20,568	41,683
Deferred revenue	8,593	11,123
Long-term lease obligations	191,354	—
Other liabilities	55,638	102,495
Total liabilities	2,032,010	1,462,590
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,494 and 114,899 shares issued and outstanding at December 28, 2019 and September 30, 2019, respectively	1,155	1,149
Additional paid-in capital	1,508,030	1,502,949
Accumulated deficit	(157,507)	(191,390)
Accumulated other comprehensive loss	(103,861)	(110,710)
Total stockholders’ equity	1,247,817	1,201,998
Total liabilities and stockholders’ equity	$3,279,827	$2,664,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 28, 2019	December 29, 2018
Revenue:
License	$123,430	$105,322
Support and cloud services	190,936	187,921
Total software revenue	314,366	293,243
Professional services	41,744	41,446
Total revenue	356,110	334,689
Cost of revenue:
Cost of license revenue	13,173	12,563
Cost of support and cloud services revenue	38,928	31,197
Total cost of software revenue	52,101	43,760
Cost of professional services revenue	35,304	33,592
Total cost of revenue	87,405	77,352
Gross margin	268,705	257,337
Operating expenses:
Sales and marketing	107,604	104,218
Research and development	65,308	60,782
General and administrative	44,557	37,864
Amortization of acquired intangible assets	6,777	5,936
Restructuring and other charges, net	14,034	18,493
Total operating expenses	238,280	227,293
Operating income	30,425	30,044
Interest expense	(12,098)	(10,276)
Other income (expense), net	704	655
Income before income taxes	19,031	20,423
Benefit from income taxes	(16,424)	(562)
Net income	$35,455	$20,985
Earnings per share—Basic	$0.31	$0.18
Earnings per share—Diluted	$0.31	$0.18
Weighted-average shares outstanding—Basic	115,190	118,323
Weighted-average shares outstanding—Diluted	115,691	119,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended
	December 28, 2019	December 29, 2018
Net income	$35,455	$20,985
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $1.1 million and $0 million in the first quarter of 2020 and 2019, respectively	(3,343)	(2,129)
Net hedge (gain) loss reclassified into earnings, net of tax of $0 million and $0.1 million in the first quarter of 2020 and 2019, respectively	—	(549)
Realized and unrealized loss on hedging instruments	(3,343)	(2,678)
Foreign currency translation adjustment, net of tax of $0 for each period	10,147	(7,569)
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	(7)	13
Amortization of net actuarial pension loss included in net income, net of tax of $0.3 million and $0.2 million in the first quarter of 2020 and 2019, respectively	674	430
Change in unamortized pension loss during the period related to changes in foreign currency	(622)	281
Other comprehensive income (loss)	6,849	(9,523)
Comprehensive income	$42,304	$11,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$35,455	$20,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,588	20,053
Stock-based compensation	27,936	29,407
Other non-cash items, net	(1,223)	(5)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	34,314	24,025
Accounts payable and accrued expenses	(11,959)	(9,628)
Accrued compensation and benefits	(3,563)	(27,504)
Deferred revenue	(34,952)	(21,820)
Accrued income taxes	(42,702)	(21,668)
Other current assets and prepaid expenses	1,680	849
Other noncurrent assets and liabilities	(17,062)	6,520
Net cash provided by operating activities	7,512	21,214
Cash flows from investing activities:
Additions to property and equipment	(4,707)	(30,332)
Purchases of short- and long-term marketable securities	(5,592)	(6,736)
Proceeds from maturities of short- and long-term marketable securities	5,499	7,007
Acquisitions of businesses, net of cash acquired	(467,749)	(69,556)
Settlement of net investment hedges	(870)	(1,595)
Net cash used in investing activities	(473,419)	(101,212)
Cash flows from financing activities:
Borrowings under credit facility	455,000	155,000
Repayments of borrowings under credit facility	—	(20,000)
Proceeds (costs) from issuance of common stock	—	(4,640)
Credit facility origination costs	(1,005)	—
Contingent consideration	—	(1,575)
Payments of withholding taxes in connection with stock-based awards	(22,849)	(33,788)
Net cash provided by financing activities	431,146	94,997
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,991	2,041
Net change in cash, cash equivalents, and restricted cash	(32,770)	17,040
Cash, cash equivalents, and restricted cash, beginning of period	270,689	261,093
Cash, cash equivalents, and restricted cash, end of period	$237,919	$278,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three months ended December 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2019	114,899	$1,149	$1,502,949	$(191,390)	$(110,710)	$1,201,998
ASU 2016-02 (ASC 842) adoption	—	—	—	(1,572)	—	(1,572)
Common stock issued for employee stock-based awards	903	9	(9)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(308)	(3)	(22,846)	—	—	(22,849)
Compensation expense from stock-based awards	—	—	27,936	—	—	27,936
Net income	—	—	—	35,455	—	35,455
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(3,343)	(3,343)
Foreign currency translation adjustment	—	—	—	—	10,147	10,147
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(7)	(7)
Change in pension benefits, net of tax	—	—	—	—	52	52
Balance as of December 28, 2019	115,494	$1,155	$1,508,030	$(157,507)	$(103,861)	$1,247,817

	Three months ended December 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2018	117,981	$1,180	$1,558,403	$(599,409)	$(85,585)	$874,589
ASU 2016-16 adoption	—	—	—	72,261	—	72,261
ASC 606 adoption	—	—	—	367,378	—	367,378
Common stock issued for employee stock-based awards	1,056	11	(11)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(380)	(4)	(33,784)	—	—	(33,788)
Common stock issued			(140)			(140)
Compensation expense from stock-based awards	—	—	29,407	—	—	29,407
Net income	—	—	—	20,985	—	20,985
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(385)	(385)
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(2,293)	(2,293)
Foreign currency translation adjustment	—	—	—	—	(7,569)	(7,569)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	13	13
Change in pension benefits, net of tax	—	—	—	—	711	711
Balance as of December 29, 2018	118,657	$1,187	$1,553,875	$(138,785)	$(95,108)	$1,321,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. The September 30, 2019 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.
Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. Our fiscal quarters end on a Saturday following a thirteen-week calendar and may result in different quarter end dates year to year. The first quarter of 2020 ended on December 28, 2019 and the first quarter of 2019 ended on December 29, 2018. The results of operations for the three months ended December 28, 2019 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842) (ASC 842), which replaced the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose important information about leasing arrangements. We adopted ASC 842 effective October 1, 2019 (the effective date). ASC 842 requires a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or in the period of adoption. We elected to use the period of adoption (October 1, 2019) transition method and therefore did not recast prior periods. Since we adopted the new standard using the period of adoption transition method, we are not required to present 2020 comparative disclosures under ASC 842. However, we are required to present the required annual disclosures under the previous U.S. GAAP lease accounting standard (ASC 840).
We elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. In addition, we elected an accounting policy to not recognize leases with an initial term of one year or less on the balance sheet.
Upon the adoption of this standard on October 1, 2019, we recognized an operating lease liability of $224.0 million, representing the present value of the minimum lease payments remaining as of the adoption date, and a right-of-use asset in the amount of $167.9 million. The right-of-use asset reflects adjustments for derecognition of deferred leasing incentives. We also recorded a $1.6 million decrease to retained earnings as a result of the change in scheduling of reversal of temporary tax differences due to the adoption of ASC 842.
Derivative Financial Instruments

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities", which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We adopted ASU 2017-12 effective October 1, 2019 (the effective date). Adoption of this guidance in the first quarter of fiscal 2020 did not have an impact on our consolidated financial statements.
Pending Accounting Pronouncements
Goodwill and Other—Internal-Use Software
In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard will be effective for us in the first quarter of 2021. Entities can choose to adopt the new guidance prospectively or retrospectively. We plan to adopt this standard using the prospective adoption approach. We are currently evaluating the effects of this pronouncement on our consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of 2021. We do not expect this ASU to have a material impact on our consolidated financial statements.
2. Revenue from Contracts with Customers
Contract Assets and Contract Liabilities

(in thousands)	December 28, 2019	September 30, 2019
Contract asset	$20,917	$21,038
Deferred revenue	$368,089	$396,632

As of December 28, 2019, our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. Approximately $6.8 million of the September 30, 2019 contract asset balance was transferred to receivables during the three months ended December 28, 2019 as a result of the right to payment becoming unconditional. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. Additions to contract assets of approximately $6.7 million related to revenue recognized in the period, net of billings. There were no impairments of contract assets during the three months ended December 28, 2019.
During the three months ended December 28, 2019, we recognized $178.2 million of revenue that was included in deferred revenue as of September 30, 2019 and there were additional deferrals of $147.0 million during the three months ended December 28, 2019, primarily related to new billings. In addition, deferred revenue increased by $2.7 million as a result of the acquisition of Onshape. The balance of total short- and long-term receivables as of September 30, 2019 was $412.5 million, compared to total short- and long-term receivables as of December 28, 2019 of $400.8 million.
Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, where there are isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the variable consideration included in the transaction price is constrained to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 28, 2019 and September 30, 2019, the total refund liability was $25.9 million and $22.9 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.
Costs to Obtain or Fulfill a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs (primarily commissions) are amortized proportionately related to revenue over five years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of December 28, 2019 and September 30, 2019, deferred costs of $29.8 million and $27.7 million, respectively, were included in other current assets and $67.3 million and $64.8 million, respectively, were included in other assets (non-current).
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 28, 2019, the amounts include additional performance obligations of $368.1 million recorded in deferred revenue and $709.7 million that are not yet recorded in the consolidated balance sheets. We expect to recognize approximately 90% of the total $1,077.8 million over the next 24 months, with the remaining amount thereafter.
Disaggregation of Revenue

(in thousands)	Three months ended
	December 28, 2019	December 29, 2018
Total recurring revenue	305,368	251,438
Perpetual license	8,998	41,805
Professional services	41,744	41,446
Total revenue	$356,110	$334,689

For further disaggregation of revenue by geographic region and product group see Note 11. Segment and Geographic Information.
3. Restructuring and Other Charges
Restructuring and other charges, net includes restructuring charges (credits), headquarters relocation charges and impairment charges related to the lease assets of exited facilities.
For the three months ended December 28, 2019, restructuring charges and other charges, net totaled $14.0 million, of which $13.8 million is attributable to restructuring charges and $0.2 million is related to an impairment of an exited lease facility. For the three months ended December 29, 2018, restructuring and other charges totaled $18.5 million comprised of $16.6 million attributable to a workforce realignment and facility closures and $1.9 million attributable to headquarters relocation charges.
Restructuring Charges
During the first quarter of 2020, we initiated a voluntary restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. During the three months ended December 28, 2019, we incurred $13.6 million of an estimated $21.0 million charge in connection with this restructuring plan for termination benefits associated with approximately 175 employees. We are estimating $30 million of total restructuring charges in 2020.
During the first quarter of 2019, we initiated a restructuring plan to realign our workforce to shift investment to support Industrial Internet of Things and Augmented Reality strategic high growth opportunities. As this was a realignment of resources rather than a cost-savings initiative, it did not result in significant cost savings. The restructuring plan was completed in the first quarter of 2019 and resulted in restructuring charges of $16.3 million for termination benefits associated with approximately 240 employees, substantially all of which has been paid.

The following table summarizes restructuring accrual activity for the three months ended December 28, 2019:

(in thousands)	Employee severance and related benefits	Facility closures and related costs	Total
September 30, 2019	$298	$30,788	$31,086
ASC 842 adoption	—	(16,462)	(16,462)
Charges to operations, net	13,631	127	13,758
Cash disbursements	(58)	(873)	(931)
Foreign exchange impact	156	(1)	155
Accrual, December 28, 2019	$14,027	$13,579	$27,606

The following table summarizes restructuring accrual activity for the three months ended December 29, 2018:

(in thousands)	Employee severance and related benefits	Facility closures and related costs	Total
October 1, 2018	$—	$2,415	$2,415
Charges to operations, net	16,343	243	16,586
Cash disbursements	(8,019)	(264)	(8,283)
Foreign exchange impact	32	(59)	(27)
Accrual, December 29, 2018	$8,356	$2,335	$10,691

The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
Upon adoption of ASC 842, $16.5 million of accrued expenses and other current liabilities, representing the present value of lease commitments net of estimated sublease income, were reclassified to lease assets and obligations: $7.6 million to lease assets, $9.2 million to short-term lease obligations and $14.9 million to long-term lease obligations.
In determining the amount of right-of-use assets and lease obligations for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right of use assets recorded. The amounts recorded are based on the net present value of remaining lease commitments and estimated sublease income. As of December 28, 2019, we have net liabilities of $28.0 million related to excess facilities (compared to $30.8 million at September 30, 2019), representing discounted lease and non-lease commitments with agreements expiring at various dates through 2023 of approximately $35.1 million, net of committed sublease income of approximately $3.7 million and uncommitted sublease income of approximately $3.4 million. As a result of changes in our sublease income assumptions, in the three months ended December 28, 2019, we recorded a facility impairment charge of $0.2 million against the lease assets. For exited facilities we made $2.4 million in payments related to lease costs in the three months ended December 28, 2019.
As of December 28, 2019, the remaining restructuring facility accrual of $13.6 million relates to variable non-lease costs not subject to ASC 842, of which, $4.7 million is included in accrued expenses and other current liabilities and $8.8 million is included in other liabilities in the Consolidated Balance Sheets.
Of the accrual for facility closures and related costs, as of December 29, 2018, $1.3 million is included in accrued expenses and other current liabilities and $1.0 million is included in other liabilities in the Consolidated Balance Sheets.

Other - Headquarters Relocation Charges
Headquarters relocation charges represent other expenses associated with exiting our prior Needham headquarters facility and relocating to our new worldwide headquarters in the Boston Seaport District. In the first three months of 2019, we recorded $1.9 million of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements related to the Needham location.
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
Our employee stock purchase plan (ESPP) allows eligible employees to contribute up to 10% of their base salary, up to a maximum of $25,000 per year and subject to other plan limitations, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. We estimate the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model and use the straight-line attribution approach to record the expense over the six-month offering period.

Restricted stock unit activity for the three months ended December 28, 2019	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units October 1, 2019	3,232	$80.52
Granted	1,266	$76.65
Vested	(903)	$67.64
Forfeited or not earned	(477)	$85.15
Balance of outstanding restricted stock units December 28, 2019	3,118	$81.94

(in thousands)	Restricted Stock Units
Grant Period	Performance-based RSUs (1)	Service-based RSUs (2)	Total Shareholder Return RSUs (3)
First three months of 2020	89	1,088	89
_________________

(1)
The performance-based RSUs were granted to our executive officers and are eligible to vest based upon annual increasing performance measures over a three-year period. RSUs not earned for a period may be earned in the third period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2020, November 15, 2021 and November 15, 2022, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period.

(2)
The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

(3)	The Total Shareholder Return (TSR) units were granted to our executive officers pursuant to the terms described below.

In the first three months of 2020, we granted the target performance-based TSR units ("target RSUs") shown in the table above to our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three-year period. The number of TSR units to vest over the three-year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2020, 2021 and 2022, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of target RSUs (up to a maximum of 178 thousand shares). No vesting will occur in a period unless an annual threshold requirement is achieved. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs will vest for the measurement period. TSR units not earned in either of the first two measurement periods are eligible to be earned in the third measurement period.
The weighted-average fair value of the TSR units was $106.69 per target RSU on the grant date. The fair value of the TSR units was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	28.0%
Risk free interest rate	1.59%
Dividend yield	—%

Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 28, 2019	December 29, 2018
Cost of license revenue	$—	$322
Cost of support and cloud services revenue	1,486	975
Cost of professional services revenue	1,557	1,814
Sales and marketing	7,452	9,722
Research and development	6,932	4,900
General and administrative	10,509	11,674
Total stock-based compensation expense	$27,936	$29,407

Stock-based compensation expense includes $1.5 million in the first quarter of 2020, and $1.3 million in the first quarter of 2019, related to the ESPP.

5. Earnings per Share (EPS) and Common Stock
EPS
Basic EPS is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted-average number of shares outstanding plus the dilutive effect, if any, of outstanding RSUs using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense as additional proceeds.

	Three months ended
Calculation of Basic and Diluted EPS (in thousands, except per share data)	December 28, 2019	December 29, 2018
Net income	$35,455	$20,985
Weighted-average shares outstanding—Basic	115,190	118,323
Dilutive effect of restricted stock units	501	1,315
Weighted-average shares outstanding—Diluted	115,691	119,638
Earnings per share—Basic	$0.31	$0.18
Earnings per share—Diluted	$0.31	$0.18

There were 1.3 million anti-dilutive shares for the three months ended December 28, 2019 and no anti-dilutive shares for the three months ended December 29, 2018.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock in the period October 1, 2017 through September 30, 2020. We did not repurchase any shares in the first quarter of 2020 or 2019. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
6. Acquisitions
Acquisition-related costs in the first three months of 2020 totaled $7.1 million, compared to $0.4 million in the first three months of 2019. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Our results of operations include the results of acquired businesses beginning on their respective acquisition date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.
Onshape
On November 1, 2019, we completed our acquisition of Onshape Inc. pursuant to the Agreement and Plan of Merger dated as of October 23, 2019 by and among Onshape Inc., OPAL Acquisition Corporation and the Stockholder Representative named therein, the terms of which are described in the Form 8-K filed by PTC on October 23, 2019 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $468 million, net of cash acquired, for Onshape, which amount we borrowed under our existing credit facility. Onshape is not expected to be material to our 2020 results.
The acquisition of Onshape has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The purchase price allocation is preliminary, pending finalization of the valuation and allocation of the acquired intangible assets, as well as related deferred tax liabilities. The preliminary purchase price allocation resulted in $363.2 million of goodwill, $61.6 million of customer relationships, $44.2 million of purchased software, $3.6 million of trademarks and $4.1 million of other net liabilities. The acquired customer relationships, purchased software, and trademark are being amortized over useful lives of10 years, 16 years, and 15 years, respectively, based on the expected benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by accelerating CAD and PLM growth, especially in the low-end of the market and participating in future growth in the CAD and PLM SaaS market.
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
The acquisition of Frustum was accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.
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
As of December 28, 2019, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,826.4 million and attributable to our Professional Services segment was $45.7 million. As of September 30, 2019, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,362.4 million and attributable to our Professional Services segment was $45.7 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
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

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 28, 2019			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$1,606,050			$1,238,179
Intangible assets with finite lives (amortized) (1):
Purchased software	$422,922	$286,307	$136,615	$377,359	$278,144	$99,215
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	419,906	297,574	122,332	355,931	288,828	67,103
Trademarks and trade names	22,597	15,535	7,062	18,891	15,260	3,631
Other	3,946	3,946	—	3,910	3,910	—
	$892,248	$626,239	$266,009	$778,968	$609,019	$169,949
Total goodwill and acquired intangible assets			$1,872,059			$1,408,128

Goodwill
Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2019	$1,196,064	$42,115	$1,238,179
Onshape acquisition	363,161	—	363,161
Foreign currency translation adjustment	4,550	160	4,710
Balance, December 28, 2019	$1,563,775	$42,275	$1,606,050

Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 28, 2019	December 29, 2018
Amortization of acquired intangible assets	$6,777	$5,936
Cost of license revenue	6,799	6,717
Total amortization expense	$13,576	$12,653

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2019 and September 30, 2019 were as follows:

(in thousands)	December 28, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$83,044	$—	$—	$83,044
Marketable securities:
Corporate notes/bonds	57,480	—	—	57,480
Forward contracts	—	757	—	757
	$140,524	$757	$—	$141,281
Financial liabilities:
Forward contracts	—	1,694	—	1,694
	$—	$1,694	$—	$1,694

(in thousands)	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$108,020	$—	$—	$108,020
Marketable securities:
Commercial paper	—	999	—	999
Corporate notes/bonds	56,436	—	—	56,436
Forward contracts	—	3,064	—	3,064
	$164,456	$4,063	$—	$168,519
Financial liabilities:
Forward contracts	—	2,771	—	2,771
	$—	$2,771	$—	$2,771

Non-Marketable Equity Investments
We account for non-marketable equity investments at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. Changes in fair value of non-marketable equity investments are recorded in Other income (expense), net on the Consolidated Statements of Operations. The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $9.4 million as of both December 28, 2019 and September 30, 2019.
9. Marketable Securities

The amortized cost and fair value of marketable securities as of December 28, 2019 and September 30, 2019 were as follows:

(in thousands)	December 28, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate notes/bonds	57,369	130	(19)	57,480
	$57,369	$130	$(19)	$57,480

(in thousands)	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	999	—	—	999
Corporate notes/bonds	56,318	146	(28)	56,436
	$57,317	$146	$(28)	$57,435

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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at December 28, 2019, the unrealized losses were temporary.
The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of December 28, 2019 and September 30, 2019.

(in thousands)	December 28, 2019
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
Corporate notes/bonds	$17,718	$(13)	$12,814	$(6)	$30,532	$(19)

(in thousands)	September 30, 2019
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
Corporate notes/bonds	12,419	(14)	16,369	(14)	28,788	(28)

The following table presents our marketable securities by contractual maturity date as of December 28, 2019 and September 30, 2019.

(in thousands)	December 28, 2019		September 30, 2019
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$29,035	$29,075	$27,725	$27,735
Due after one year through three years	28,334	28,405	29,592	29,700
	$57,369	$57,480	$57,317	$57,435

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
Non-Designated Hedges
We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately seven months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in Other income (expense), net.
As of December 28, 2019 and September 30, 2019, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 28, 2019	September 30, 2019
Canadian / U.S. Dollar	$7,962	$9,408
Euro / U.S. Dollar	273,748	308,282
British Pound / U.S. Dollar	4,344	3,756
Israeli Sheqel / U.S. Dollar	7,824	10,272
Japanese Yen / U.S. Dollar	34,103	37,462
Swiss Franc / U.S. Dollar	8,116	12,001
Swedish Kronor / U.S. Dollar	4,837	20,636
Chinese Yuan offshore / U.S. Dollar	1,238	43,387
Singapore Dollar / U.S. Dollar	44,617	34,585
Chinese Renminbi / U.S. Dollar	14,369	9,079
Russian Ruble / U.S. Dollar	6,360	—
All other	7,837	9,487
Total	$415,355	$498,355

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended December 28, 2019 and December 29, 2018:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended
		December 28, 2019	December 29, 2018
Forward Contracts	Other income (expense), net	$693	$(987)

In the three months ended December 28, 2019 there were no gains or losses on foreign currency. In the three months ended December 29, 2018 foreign currency losses, net were $0.2 million.
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
As of December 28, 2019 and September 30, 2019, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 28, 2019	September 30, 2019
Euro / U.S. Dollar	$151,595	$183,396
Total	$151,595	$183,396
The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 28, 2019 and December 29, 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI		Location of Gain or (Loss) Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Excluded Portion
	Three months ended			Three months ended			Three months ended
	December 28, 2019	December 29, 2018		December 28, 2019	December 29, 2018		December 28, 2019	December 29, 2018
Forward Contracts	$(3,565)	$(698)	Accumulated other comprehensive loss	$(762)	$773	Other income (expense), net	$1,229	$486

As of December 28, 2019, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 28, 2019	September 30, 2019	December 28, 2019	September 30, 2019
Derivative assets (1):
Forward Contracts	$—	$1,674	$757	$1,390
Derivative liabilities (2):
Forward Contracts	$663	$—	$1,031	$2,771

(1)	As of December 28, 2019 and September 30, 2019, current derivative assets of $0.8 million and $3.1 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.

(2)
As of December 28, 2019 and September 30, 2019, current derivative liabilities of $1.7 million and $2.8 million, respectively are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of December 28, 2019:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 28, 2019	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$757	$—	$757	$(757)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of December 28, 2019:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 28, 2019	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$1,694	$—	$1,694	$(757)	$—	$937

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

(in thousands)	Three months ended
	December 28, 2019	December 29, 2018
Software Products
Revenue	$314,366	$293,243
Operating Costs (1)	102,192	91,628
Profit	212,174	201,615

Professional Services
Revenue	41,744	41,446
Operating Costs (2)	33,747	31,863
Profit	7,997	9,583

Total segment revenue	356,110	334,689
Total segment costs	135,939	123,491
Total segment profit	220,171	211,198

Unallocated operating expenses:
Sales and marketing expenses	100,152	94,496
General and administrative expenses	26,919	25,771
Restructuring charges, net	14,034	16,586
Restructuring and other charges, net	—	1,907
Intangibles amortization	13,576	12,653
Stock-based compensation	27,936	29,407
Other unallocated operating expenses (income) (3)	7,129	334
Total operating income	30,425	30,044

Interest expense	(12,098)	(10,276)
Other income (expense), net	704	655
Income before income taxes	$19,031	$20,423

(1) Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2) Operating costs for the Professional Services segment include all cost of professional services revenue, excluding stock-based compensation and fair value adjustments for deferred services costs.
(3) Other unallocated operating expenses include acquisition-related and other transactional costs and fair value adjustments for deferred services costs.
Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended
Revenue	December 28, 2019	December 29, 2018
Americas	$155,973	$141,853
Europe	136,521	111,352
Asia-Pacific	63,616	81,484
Total revenue	$356,110	$334,689

12. Income Taxes
In the first three months of 2020, our effective tax rate was (86)% on pre-tax income of $19.0 million, compared to (3)% on pre-tax income of $20.4 million first three months of 2019, respectively. In the first three months of 2020 and 2019, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, the excess tax benefit related to stock-based compensation and the indirect effects of the adoption of ASC 606. Additionally, in the first three months of 2020 and 2019, we reduced the valuation allowance by $21.0 million and $1.8 million as the result of the Onshape and Frustum acquisitions, respectively. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2020 and 2019, the foreign rate differential predominantly relates to these Irish earnings.
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
As of December 28, 2019 and September 30, 2019, we had unrecognized tax benefits of $12.5 million and $11.5 million, respectively. If all our unrecognized tax benefits as of December 28, 2019 were to become recognizable in the future, we would record a benefit to the income tax provision of $12.5 million, which would be partially offset by an increase in the U.S. valuation allowance of $6.1 million.
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
In the fourth quarter of 2016, we received an assessment of approximately $12 million from the tax authorities in South Korea.  The assessment relates to various tax issues, primarily foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that upon completion of a multi-level appeal process it is more likely than not that our positions will be sustained.  Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 and have recorded the amount in other assets, pending resolution of the appeal process. If the South Korean tax authorities were to prevail the potential additional exposure through 2019 would be approximately $13 million. We are continuing to work with our advisors during the court process and still believe our position is sustainable.

13. Debt
At December 28, 2019 and September 30, 2019, we had the following long-term debt obligations:

(in thousands)	December 28, 2019	September 30, 2019
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility revolver	628,125	173,125
Total debt	1,128,125	673,125
Unamortized debt issuance costs for the Senior notes(1)	(3,780)	(3,991)
Total debt (all long term), net of issuance costs	$1,124,345	$669,134

(1)
Unamortized debt issuance costs related to the credit facility were $3.9 million and $3.1 million as of December 28, 2019 and September 30, 2019, respectively, and were included in other assets in the Consolidated Balance Sheets.

Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all the covenants as of December 28, 2019.
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
As of December 28, 2019, the total estimated fair value of the senior notes was approximately $522.5 million, based on quoted prices for the notes on that date.
Credit Agreement
We maintain a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of December 28, 2019, the fair value of our credit facility approximates its book value.
In November 2019, we amended the credit facility to increase the revolving loan commitment from $700 million to $1 billion. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. The credit facility matures on September 13, 2023, when all remaining amounts outstanding will be due and payable in full.
PTC Inc. and certain eligible foreign subsidiaries are eligible to borrow under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors. As of the filing of this Form 10-Q there were no borrowings by eligible foreign subsidiaries. In addition, substantially all existing and after-acquired personal property of PTC Inc. and certain of its material domestic subsidiaries that become parties to the subsidiary guaranty, if any, is or will be, in the case of such subsidiary guarantors, subject to first priority perfected liens in favor of the lenders under the credit facility. 100% of the voting equity interests of certain of PTC Inc.’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of December 28, 2019, the annual rate for borrowings outstanding was 3.7%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio.  Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio.  A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.
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

As of December 28, 2019, our total leverage ratio was 3.63 to 1.00, our senior secured leverage ratio was 2.04 to 1.00 and our interest coverage ratio was 7.69 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
We incurred $1.0 million in financing costs in connection with the November 2019 credit facility amendment. These origination costs are recorded as deferred debt issuance costs and are included in other assets. Financing costs are expensed over the remaining term of the obligations.
In the first quarter of 2020 and 2019 we paid $16.9 million and $16.7 million of interest on our debt, respectively. The average interest rate on borrowings outstanding during the first quarter of 2020 and 2019 and was approximately 4.9% and 5.4%, respectively.
14. Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease obligations on our Consolidated Balance Sheets. Our operating leases are primarily for office space, cars, servers, and office equipment. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities on our Consolidated Balance Sheets.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The right-of-use assets include any lease payments made and exclude lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Our operating leases expire at various dates through 2037. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain office space leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent.
Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts (the Boston lease). The Boston lease is for approximately 250,000 square feet and runs from January 1, 2019 through June 30, 2037. Base rent for the first year of the lease is $11.0 million and will increase by $1 per square foot per year thereafter ($0.3 million per year) with base rent first becoming payable on July 1, 2020. In addition to the base rent, PTC is required to pay its pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Additional Rent is estimated to be approximately $7.1 million for the first year we begin paying rent. The lease provides for $25 million in landlord funding for leasehold improvements ($100 per square foot). Leasehold improvement funding provision was fully utilized by us and was reflected as a derecognition adjustment to the right-of-use asset.
The components of lease cost reflected in the Consolidate Statement of Operations for the three months ended December 28, 2019 were as follows:

(in thousands)	Three months ended
December 28, 2019
Operating lease cost	$8,757
Short-term lease cost	1,874
Variable lease cost	1,914
Sublease income	(1,012)
Total lease cost	$11,533

Other information related to leases for the three months ended December 28, 2019 was as follows:

(dollar amounts in thousands)	Three months ended
December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,498

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,380
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,500
Weighted-average remaining lease term - operating leases	12.4 years
Weighted-average remaining lease term - financing leases	5 years
Weighted-average discount rate - operating leases	5.6%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of December 28, 2019 are as follows:

(in thousands)	Operating Leases
Remainder of 2020	$21,863
2021	30,858
2022	22,045
2023	18,939
2024	17,965
Thereafter	185,847
Total future lease payments	$297,517
Less: imputed interest	(72,254)
Total	$225,263

As of December 28, 2019, we have additional operating and finance leases that have not yet commenced of $3.8 million and $1.5 million, respectively. These leases will commence in 2020 with lease terms of 7 years to 5 years.
Under the prior lease standard (ASC 840), as of September 30, 2019, future minimum lease payments under noncancellable operating leases are as follows (in thousands):

2020	$31,868
2021	33,094
2022	25,624
2023	19,279
2024	16,909
Thereafter	186,037
Total minimum lease payments	$312,811

15. Commitments and Contingencies
Legal and Regulatory Matters
Korean Tax Audit
In July 2016, we received an assessment of approximately $12 million from the tax authorities in South Korea related to an ongoing tax audit. See Note 12. Income Taxes for additional information.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of December 28, 2019, we estimate approximately $0.6 million to $2.3 million in legal proceedings and claims, of which we had accrued $0.4 million.
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
PTC is a global software and services company that delivers solutions to power our industrial customers' digital transformations, helping them to better design, manufacture, operate, and service their products. Our Internet of Things (IoT) and Augmented Reality (AR) solutions enable companies to connect factories and plants, smart products, and enterprise systems to transform their businesses. These products, along with Onshape, are considered our Growth Products. The primary products in our Core Products portfolio are innovative Computer-Aided Design (CAD) and Product Lifecycle Management (PLM) solutions that enable manufacturers to create, innovate, and service products. Our Focused Solutions Group (FSG) is a family of software products that target specific vertical industries where we can deliver unique domain expertise and a competitive advantage with Application Lifecycle Management (ALM) products, Service Lifecycle Management (SLM) products, and other niche tailored solutions.
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations and targets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate due to, among other factors, the geopolitical environment, including the U.S. Administration's focus on technology transactions with non-U.S. entities and potential expanded prohibitions, and ongoing trade tensions and tariffs; customers may not purchase our solutions or convert existing support contracts to subscription when or at the rates we expect; our Internet of Things (IoT), Augmented Reality and Onshape businesses may not expand and/or generate the revenue we expect; if customers are slower to adopt these technologies than we expect or adopt competing technologies, which would adversely affect our ARR, revenue and cash flows; customers may not renew subscription or support contracts with us as we expect if they elect to switch to competing technologies or otherwise cease using our software, which would adversely affect our ARR, revenue and cash flows; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license and subscription solutions, support and professional services could be different than we expect, which could impact our EPS results; license purchases associated with minimum ACV commitments under our Strategic Alliance Agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers; our strategic initiatives and investments may not generate the revenue we expect; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect; and technologies we acquire may not provide the access to new customers and markets that we expect if those customers and markets are not receptive to the technology; we may be unable to integrate the acquired technologies or entities when or as we expect, which could adversely affect our ability to offer additional products or solutions; customers may not adopt acquired technologies as we expect, which would adversely affect our revenue. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.
Operating and Non-GAAP Financial Measures
Our discussion of results includes discussion of our ARR operating measure and non-GAAP financial measures. ARR and non-GAAP financial measures, including the reasons we use those measures, are described below in Results of Operations - Operating Measure and Results of Operations - Non-GAAP Financial Measures, respectively. You should read those sections to understand those operating and non-GAAP financial measures.
Executive Overview
Revenue was up 6% year over year (8% constant currency), despite a 78% decrease year over year in perpetual software revenue due to last time purchases of perpetual licenses in the first quarter of 2019, at the end of which we ceased substantially all perpetual license sales. Operating margin for the quarter was flat year over year despite $7.1 million of acquisition-related charges and increased intangible asset amortization expense associated with our acquisition of Onshape, a SaaS CAD and data management platform. Non-GAAP operating margin of 26% increased 200 basis points over the fourth quarter of 2019 and declined 100 basis points compared to the prior year period due to the significant amount of perpetual license revenue in the first quarter of 2019. EPS was up year over year, primarily due to a $21 million tax benefit related to the reversal of the U.S. valuation allowance associated with the acquisition of Onshape, and lower share count due to share buybacks in 2019. Non-GAAP EPS was up 2% year over year.
We generated $8 million of cash from operations in the first three months of 2020 compared to $21 million in the first three months of 2019. Cash from operations for the first three months of 2020 includes $3 million of restructuring payments and $6 million of acquisition-related payments compared to $8 million of restructuring payments in the prior year period. In the first quarter of 2020, we amended our credit facility to increase the revolving loan commitment from $700 million to $1 billion (which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments). As of December 28, 2019, the balance outstanding under our credit facility was $628 million and total debt outstanding was $1,128 million.
ARR was $1,158 million as of the end of the first quarter of 2020. This represents 11% growth (11% constant currency) compared to the end of the first quarter of 2019, reflecting solid performance in our Growth and Core Product groups and in our global channel. ARR growth in our Growth Products was up 35% year over year (36% constant currency). ARR for our Core Products was up 9% year over year (10% constant currency). ARR in FSG was up 1% year over year (1% constant currency).
We acquired Onshape on November 1, 2019 for $468 million, net of cash acquired. The acquisition is expected to accelerate our ability to attract new customers with a SaaS-based product offering and position the company to capitalize on an industry transition to SaaS. In connection with the acquisition, we borrowed $455 million under our credit facility. Onshape is not expected to be material to our 2020 results.
Results of Operations
The following table shows the financial measures that we consider the most significant indicators of our business performance. In addition to providing operating income, operating margin, diluted earnings per share and cash from operations as calculated under GAAP, we provide non-GAAP operating income, non-GAAP operating margin, non-GAAP diluted earnings per share and adjusted free cash flow for the reported periods. These non-GAAP financial measures exclude the items described in Non-GAAP Financial Measures below. Investors should use these non-GAAP financial measures only in conjunction with our GAAP results.

(Dollar amounts in millions, except per share data)	Three months ended
			Percent Change
	December 28, 2019	December 29, 2018	Actual	Constant Currency
Total recurring revenue	$305.4	$251.4	21%	23%
Perpetual license	9.0	41.8	(78)%	(78)%
Professional services	41.7	41.4	1%	2%
Total revenue	356.1	334.7	6%	8%
Total cost of revenue	87.4	77.4	13%	14%
Gross margin	268.7	257.3	4%	6%
Operating expenses	238.3	227.3	5%	5%
Total costs and expenses	325.7	304.6	7%	7%
Operating income	30.4	30.0	1%	12%
Non-GAAP operating income (1)	$93.1	$91.2	2%	6%
Operating margin	8.5%	9.0%
Non-GAAP operating margin (1)	26.1%	27.2%
Diluted earnings (loss) per share	$0.31	$0.18
Non-GAAP diluted earnings per share (1) (2)	$0.57	$0.56
Cash flow from operations (3)	$7.5	$21.2
Adjusted free cash flow (1)	$12.5	$(0.8)

(1)	See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures.

(2)
We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the 2020 and 2019 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.

(3)
Cash flow from operations for the first three months of 2020 includes $3.3 million of restructuring payments and $6.4 million of acquisition-related payments. Cash flow from operations for the first three months of 2019 includes $8.3 million of restructuring payments.

Impact of Foreign Currency Exchange on Results of Operations
Approximately 60% of our revenue and 40% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Sheqel, and Rupee relative to the U.S. Dollar, affects our reported results. Starting in the first quarter of 2020, our constant currency disclosures are calculated by multiplying the results in local currency for the first three months of 2020 and 2019 by the exchange rates in effect on September 30, 2019, excluding the effect of any hedging. The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.
Revenue
Our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions. The amount of revenue attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Such transactions may have long lead times as they often follow a lengthy product selection and evaluation process and, for existing customers, are influenced by contract expiration cycles. In addition, our revenue results quarter to quarter are impacted by contract terms, including duration and start dates of our subscription contracts. These factors may cause volatility in our results.

We discuss our revenue results by line of business, by product group and by geographic region below.
Revenue by Line of Business

(Dollar amounts in millions)	Three months ended
			Percent Change
	December 28, 2019	December 29, 2018	Actual	Constant Currency
Software revenue	$314.4	$293.2	7%	9%
Professional services	41.8	41.4	1%	2%
Total revenue	$356.1	$334.7	6%	8%
Software
Software revenue consists of subscription, support, and perpetual license revenue. Our subscription revenue includes an immaterial amount of Software as a Service (SaaS) and cloud services.
Professional Services
Professional services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Our results are in line with our expectation that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.
Revenue by Product Group

(Dollar amounts in millions)	Three months ended
			Percent Change
	December 28, 2019	December 29, 2018	Actual	Constant Currency
Core (CAD and PLM)	$262.6	$250.9	5%	6%
Growth (IoT, AR, Onshape)	48.2	35.4	36%	37%
FSG (Focused Solutions Group)	45.3	48.4	(6)%	(5)%
Total revenue	$356.1	$334.7	6%	8%
Core Product revenue growth was driven by growth in subscription revenue, offset by an expected decline in perpetual revenue due to the end of sales of perpetual licenses at the end of the first quarter of 2019. Total recurring revenue for Core Products grew 24% (26% on a constant currency basis) compared to the prior year period.
Growth Product revenue growth was driven by 54% (55% constant currency) subscription revenue growth compared to the prior year period, offset by a decline in support revenue.
The decline in FSG revenue reflects an 80% decline in perpetual license revenue, partially offset by 9% growth in subscription revenue compared to the prior year period.
Revenue by Geographic Region
A significant portion of our total revenue is generated outside the U.S. In 2019 and in the first three months of 2020, approximately 40% of total revenue was generated in Americas, 40% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended
			Percent Change
	December 28, 2019	December 29, 2018	Actual	Constant Currency
Americas	$156.0	$141.9	10%	10%
Europe	136.5	111.4	23%	28%
Asia Pacific	63.6	81.5	(22)%	(22)%
Total revenue	$356.1	$334.7	6%	8%

Americas revenue growth was driven by 22% growth in subscription revenue, partially offset by a decline in support revenue resulting in 10% overall growth in recurring revenue compared to the prior year period.
Europe revenue growth was driven by 92% (101% constant currency) growth in subscription revenue, offset by a decline in support revenue resulting in 33% (39% constant currency) growth in recurring revenue compared to the prior year period.
Asia Pacific revenue declined primarily due to comparison to the strong first quarter of 2019, which benefited from the last time purchases of perpetual licenses in that quarter associated with the discontinuation of perpetual license sales as of January 1, 2019.
Gross Margin

(Dollar amounts in millions)	Three months ended
	December 28, 2019	December 29, 2018
Gross margin:
License gross margin	$110.3	$92.8
License gross margin percentage	89%	88%
Support and cloud services gross margin	152.0	156.7
Support and cloud services gross margin percentage	80%	83%
Professional services	6.4	7.9
Professional services gross margin percentage	15%	19%

Total gross margin	$268.7	$257.3
Total gross margin percentage	75%	77%

Non-GAAP gross margin (1)	$278.5	$267.4
Non-GAAP gross margin percentage	78%	80%
(1) Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
License gross margin increased for the first three months of 2020 compared to the first three months of 2019 as revenue increased due to the maturity of the subscription model, expenses decreased due to lower compensation costs related to lower headcount, offset by increasing royalty expenses.
Support and cloud services gross margin decreased for the first three months of 2020 compared to the first three months of 2019, primarily due to an increase in costs associated with our cloud services business.
Professional services gross margin decreased for the first three months of 2020 compared to the first three months of 2019, primarily due to an increase in compensation costs related to higher headcount.
Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 28, 2019	December 29, 2018	Percent Change
Sales and marketing	$107.6	$104.2	3%
% of Total Revenue	30%	31%
Research and development	65.3	60.8	7%
% of Total Revenue	18%	18%
General and administrative	44.6	37.9	18%
% of Total Revenue	13%	11%
Amortization of acquired intangible assets	6.8	5.9	14%
% of Total Revenue	2%	2%
Restructuring and other charges, net	14.0	18.5	(24)%
% of Total Revenue	4%	6%
Total operating expenses	$238.3	$227.3	5%
Headcount increased 4% between December 29, 2018 and December 28, 2019.

Operating expenses in the first three months of 2020 compared to operating expenses in the first three months of 2019 increased primarily due to the following:

•	an increase in total sales and marketing costs primarily related to a $3.0 million increase in compensation, benefit costs and travel expenses due to an increase in headcount,

•	an increase in research and development costs primarily related to a $3.3 million increase in compensation, benefit costs and travel expenses due to higher salaries and stock compensation,

•
an increase in general and administrative expenses primarily driven by $7.1 million in acquisition-related charges recorded in the first three months of 2020 associated with the acquisition of Onshape compared to $0.4 million in the prior year period, and

•	an increase in intangible amortization related to the acquisition of Onshape, partially offset by:

•
lower restructuring charges. We initiated a voluntary restructuring program in the quarter, which resulted in $13.6 million of charges in the first three months of 2020, compared to $16.3 million incurred in the first three months of 2019 related to a prior restructuring plan. We expect to incur an additional $16.0 million of restructuring charges in the remainder of fiscal 2020. The anticipated cost savings resulting from 2020 restructuring actions are expected to partially offset the expected 2020 operating run rate of the Onshape business.

Interest Expense

(in millions)	Three months ended
	December 28, 2019	December 29, 2018
Interest expense	$(12.1)	$(10.3)
Interest expense includes interest under our credit facility and senior notes. We had $1,128 million of total debt at December 28, 2019, compared to $783 million at December 29, 2018, which drove the increase in interest expense.
Other Income (Expense)

(in millions)	Three months ended
	December 28, 2019	December 29, 2018
Interest income	$0.9	$1.0
Other expense, net	(0.2)	(0.3)
Other income (expense), net	$0.7	$0.7
Income Taxes

(Dollar amounts in millions)	Three months ended
	December 28, 2019	December 29, 2018
Income before income taxes	$19.0	$20.4
Benefit from income taxes	$(16.4)	$(0.6)
Effective income tax rate	(86)%	(3)%
In the first three months of 2020 and 2019, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, the excess tax benefit related to stock-based compensation and the indirect effects of the adoption of ASC 606. Additionally, in the first three months of 2020 and 2019, we reduced the U.S. valuation allowance by $21.0 million and $1.8 million as the result of the Onshape and Frustum acquisitions, respectively. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2020 and 2019, the foreign rate differential predominantly relates to these Irish earnings.
Operating Measures

ARR
ARR represents the annualized value of our portfolio of recurring customer arrangements as of the end of the reporting period, including subscription software, cloud, and support contracts.
We believe ARR is a valuable operating metric to measure the health of a subscription business because it captures expected subscription and support cash generation from customers, existing customer expansions, and includes the impact of total churn, which reflects churn, offset by the impact of any pricing increases.
Because this measure represents the annualized value of recurring customer contracts as of the end of a reporting period, ARR does not represent revenue for any particular period or remaining revenue that will be recognized in future periods.
Non-GAAP Financial Measures
Our non-GAAP financial measures and the reasons we use them and the reasons we exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2019.
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
The non-GAAP financial measures exclude, as applicable, fair value adjustments related to acquired deferred revenue and deferred costs, stock-based compensation expense, amortization of acquired intangible assets, acquisition-related and other transactional charges included in general and administrative expenses, restructuring and other charges, net, and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Free cash flow is net cash provided by (used in) operating activities less capital expenditures; adjusted free cash flow is free cash flow excluding restructuring payments, certain acquisition-related payments and certain identified non-ordinary course payments. Free cash flow and adjusted free cash flow are not measures of cash available for discretionary expenditures. We provide information on “free cash flow” and “adjusted free cash flow” to enable investors to assess our ability to generate cash without incurring additional external financings and to evaluate our performance against our announced long-term goals.
The items excluded from these non-GAAP measures are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses non-GAAP financial measures in conjunction with our GAAP results, as should investors.
The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure on our financial statements.

(in millions, except per share amounts)	Three months ended
	December 28, 2019	December 29, 2018
GAAP revenue	$356.1	$334.7
Fair value of acquired deferred revenue	—	0.3
Non-GAAP revenue	$356.1	$335.0

GAAP gross margin	$268.7	$257.3
Fair value of acquired deferred revenue	—	0.3
Fair value of acquired deferred costs	—	(0.1)
Stock-based compensation	3.0	3.1
Amortization of acquired intangible assets included in cost of revenue	6.8	6.7
Non-GAAP gross margin	$278.5	$267.4

GAAP operating income	$30.4	$30.0
Fair value of acquired deferred revenue	—	0.3
Fair value of acquired deferred costs	—	(0.1)
Stock-based compensation	27.9	29.4
Amortization of acquired intangible assets included in cost of revenue	6.8	6.7
Amortization of acquired intangible assets	6.8	5.9
Acquisition-related and other transactional charges included in general and administrative expenses	7.1	0.4
Restructuring and other charges, net	14.0	18.5
Non-GAAP operating income	$93.1	$91.2

GAAP net income	$35.5	$21.0
Fair value of acquired deferred revenue	—	0.3
Fair value of acquired deferred costs	—	(0.1)
Stock-based compensation	27.9	29.4
Amortization of acquired intangible assets included in cost of revenue	6.8	6.7
Amortization of acquired intangible assets	6.8	5.9
Acquisition-related and other transactional charges included in general and administrative expenses	7.1	0.4
Restructuring and other charges, net	14.0	18.5
Income tax adjustments (1)	(32.0)	(14.9)
Non-GAAP net income	$66.2	$67.3

GAAP diluted earnings per share	$0.31	$0.18
Stock-based compensation	0.24	0.25
Amortization of acquired intangible assets	0.12	0.11
Acquisition-related and other transactional charges included in general and administrative expenses	0.06	—
Restructuring and other charges, net	0.12	0.16
Income tax adjustments (1)	(0.28)	(0.12)
Non-GAAP diluted earnings per share	$0.57	$0.56

(1)
We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the 2020 and 2019 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 28, 2019	December 29, 2018
GAAP operating margin	8.5%	9.0%
Fair value of acquired deferred revenue	—%	0.1%
Stock-based compensation	7.8%	8.8%
Amortization of acquired intangible assets	3.8%	3.8%
Acquisition-related and other transactional charges included in general and administrative expenses	2.0%	0.1%
Restructuring and other charges, net	3.9%	5.6%
Non-GAAP operating margin	26.1%	27.2%

Reconciliation from cash from operations to adjusted free cash flow:

(in millions, except per share amounts)	Three months ended
	December 28, 2019	December 29, 2018
Cash provided by operating activities	$7.5	$21.2
Capital expenditures	(4.7)	(30.3)
Free cash flow	2.8	(9.1)
Restructuring payments (1)	3.3	8.3
Acquisition-related payments	6.4	—
Adjusted free cash flow	$12.5	$(0.8)

(1)	Restructuring payments include lease payments associated with exited facilities.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K.
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
Liquidity and Capital Resources

(in thousands)	December 28, 2019	December 29, 2018
Cash and cash equivalents	$237,017	$276,990
Restricted cash	902	1,143
Short- and long-term marketable securities	57,480	55,652
Total	$295,399	$333,785

(in thousands)	Three months ended
	December 28, 2019	December 29, 2018
Cash provided by operating activities	$7,512	$21,214
Cash used by investing activities	(473,419)	(101,212)
Cash provided by financing activities	431,146	94,997

Cash, cash equivalents and restricted cash
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $57 million with an average maturity of 11 months. At December 28, 2019, cash and cash equivalents totaled $237 million, compared to $270 million at September 30, 2019.
A significant portion of our cash is generated and held outside the U.S. At December 28, 2019, we had cash and cash equivalents of $44 million in the U.S., $89 million in Europe, $83 million in Asia Pacific (including India), and $21 million in other non-U.S. countries. All the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Cash provided by operating activities
Cash provided by operating activities was $8 million in the first three months of 2020, compared to $21 million in the first three months of 2019. Cash from operations for the first three months of 2020 includes $3 million of restructuring payments and $6 million of acquisition-related payments compared to $8 million of restructuring payments in the prior year period. The decrease in cash from operations in the first three months of 2020 over the same period in 2019 is primarily due to lower accounts receivable collections, partially offset by lower accounts payable payments during the first three months of 2020.
Net income for the first three months of 2020 was $35 million compared to net income of $21 million for the first three months of 2019.
Cash used in investing activities
Cash used in investing activities reflects $468 million used for the Onshape acquisition in the first three months of 2020, compared to $70 million used for the Frustum acquisition in the first three months of 2019. Capital expenditures were down approximately $25 million for the first three months of 2020, compared to the first three months of 2019, which included construction of our new worldwide headquarters in the Boston Seaport District in 2019.
Cash used in financing activities
The net borrowings in the first three months of 2020 reflect borrowings of $455 million under our credit facility to fund the acquisition of Onshape, compared to net borrowings of $135 million in the first three months of 2019 for working capital requirements and Frustum acquisition.
We amended the credit facility in November 2019 to increase the borrowing capacity from $700 million to $1 billion (which may be increased up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments).
Outstanding Debt
As of December 28, 2019, we had:

(in millions)	December 28, 2019
6.000% Senior notes due 2024	$500.0
Credit facility revolver	628.1
Total debt	1,128.1
Unamortized debt issuance costs for the Senior notes	(3.8)
Total debt, net of issuance costs	$1,124.3

Undrawn under credit facility revolver	$355.7
Undrawn under credit facility revolver available for borrowing	$275.2
As of December 28, 2019, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indenture, could constitute a default that could cause all amounts outstanding to become due and payable immediately.
Our credit facility and our 6.00% Senior Notes due 2024 are described in Note 13. to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which capital expenditures we expect to be approximately $27 million in 2020) through at least the next twelve months and to meet our known long-term capital requirements.
Cash outflows related to our prior headquarters, which we exited in January 2019, could be higher than we expect if we are unable to sublease our prior headquarters as estimated. We currently estimate the undiscounted cash outflows related to the remaining term of the lease at our prior headquarters (through November 2022) to be approximately $30 million (reflecting rent obligations and operating expenses net of estimated sublease income of approximately $7 million). Additional expense could be incurred and net cash outflows could be higher if we do not generate the estimated sublease income. The $30 million and any additional amounts will be paid over the remaining term of the lease; we expect those amounts will not materially adversely affect our ability to fund our working capital and capital expenditure requirements over the period.
Further, our expected uses of cash could change, our cash position could be reduced, and we could incur additional debt obligations if we decide to retire debt, to engage in strategic transactions or repurchase shares, any of which could be commenced, suspended or completed at any time.  Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  We also evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions.  The amounts involved in any debt retirement, share repurchases, or strategic transactions may be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2019 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2019.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6.     EXHIBITS

2
Agreement and Plan of Merger dated as of October 23, 2019 by and among PTC Inc., Onshape, Inc., OPAL Acquisition Corporation and the Stockholder Representative named therein (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on October 23, 2019 (File No 0-18059) and incorporated herein by reference).

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

4.3	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1*	2016 Employee Stock Purchase Plan.

10.2*	Amended and Restated Executive Agreement dated as of December 23, 2019 by and between the Company and James Heppelmann.

10.3*	Form of Amended and Restated Executive Agreement between the Company and each of Kristian Talvitie, Kathleen Mitford and Aaron von Staats.

10.4
Amendment No. 1 dated November 13, 2019 to Second Amended and Restated Credit Agreement dated as of September 13, 2018 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10 to our Current Report on Form-8-K filed on November 3, 2019 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2019 ("Q1 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 28, 2019 and September 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended December 28, 2019 and December 29, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 28, 2019 and December 29, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2019 and December 29, 2018; (v) Consolidated Statements of Stockholders’ Equity for the three months ended December 28, 2019 and December 29, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page of the Q1 Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
_________________

* Indicates a management contract or arrangement in which an executive officer of PTC participates.

**	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/S/ KRISTIAN TALVITIE
Kristian Talvitie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 27, 2020