Form 10-Q
period 2020-03-28
PTC INC.
filed 2020-05-06
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

There were 115,695,431 shares of our common stock outstanding on May 4, 2020.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended March 28, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 28, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$826,776	$269,579
Short-term marketable securities	34,254	27,891
Accounts receivable, net of allowance for doubtful accounts of $831 and $744 at March 28, 2020 and September 30, 2019, respectively	352,673	372,743
Prepaid expenses	66,854	52,701
Other current assets	60,869	59,707
Total current assets	1,341,426	782,621
Property and equipment, net	104,147	105,531
Goodwill	1,603,081	1,238,179
Acquired intangible assets, net	251,191	169,949
Long-term marketable securities	22,687	29,544
Deferred tax assets	202,683	198,634
Operating right-of-use lease assets	157,016	—
Other assets	184,240	140,130
Total assets	$3,866,471	$2,664,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,728	$42,442
Accrued expenses and other current liabilities	115,278	104,028
Accrued compensation and benefits	83,904	88,769
Accrued income taxes	15,963	17,407
Current portion of long-term debt	496,435	—
Deferred revenue	407,412	385,509
Short-term lease obligations	39,452	—
Total current liabilities	1,192,172	638,155
Long-term debt	1,134,287	669,134
Deferred tax liabilities	19,541	41,683
Deferred revenue	9,790	11,123
Long-term lease obligations	184,706	—
Other liabilities	51,894	102,495
Total liabilities	2,592,390	1,462,590
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,695 and 114,899 shares issued and outstanding at March 28, 2020 and September 30, 2019, respectively	1,157	1,149
Additional paid-in capital	1,536,770	1,502,949
Accumulated deficit	(150,351)	(191,390)
Accumulated other comprehensive loss	(113,495)	(110,710)
Total stockholders’ equity	1,274,081	1,201,998
Total liabilities and stockholders’ equity	$3,866,471	$2,664,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenue:
License	$127,607	$61,876	$251,037	$167,198
Support and cloud services	196,473	187,645	387,409	375,566
Total software revenue	324,080	249,521	638,446	542,764
Professional services	35,523	40,930	77,267	82,376
Total revenue	359,603	290,451	715,713	625,140
Cost of revenue:
Cost of license revenue	13,873	12,875	27,046	25,438
Cost of support and cloud services revenue	34,264	32,874	73,192	64,071
Total cost of software revenue	48,137	45,749	100,238	89,509
Cost of professional services revenue	34,890	34,155	70,194	67,747
Total cost of revenue	83,027	79,904	170,432	157,256
Gross margin	276,576	210,547	545,281	467,884
Operating expenses:
Sales and marketing	107,438	103,722	215,042	207,940
Research and development	59,954	61,402	125,262	122,184
General and administrative	33,629	35,371	78,186	73,235
Amortization of acquired intangible assets	7,288	5,930	14,065	11,866
Restructuring and other charges, net	18,242	26,980	32,276	45,473
Total operating expenses	226,551	233,405	464,831	460,698
Operating income (loss)	50,025	(22,858)	80,450	7,186
Interest and debt premium expense	(32,618)	(11,383)	(44,716)	(21,659)
Other income (expense), net	(1,629)	821	(925)	1,475
Income (loss) before income taxes	15,778	(33,420)	34,809	(12,998)
Provision (benefit) for income taxes	8,622	10,093	(7,802)	9,530
Net income (loss)	$7,156	$(43,513)	$42,611	$(22,528)
Earnings (loss) per share—Basic	$0.06	$(0.37)	$0.37	$(0.19)
Earnings (loss) per share—Diluted	$0.06	$(0.37)	$0.37	$(0.19)
Weighted-average shares outstanding—Basic	115,606	118,461	115,401	118,392
Weighted-average shares outstanding—Diluted	116,017	118,461	115,856	118,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income (loss)	$7,156	$(43,513)	$42,611	$(22,528)
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.2 million in the second quarter of 2020 and 2019, respectively, and $0.9 million and $0.2 million in the first six months of 2020 and 2019, respectively	701	2,955	(2,642)	826
Net hedge (gain) loss reclassified into earnings, net of tax of $0.0 million in the second quarter of 2020 and 2019, respectively, and $0.0 million and $0.1 million in the first six months of 2020 and 2019, respectively	—	—	—	(549)
Realized and unrealized gain (loss) on hedging instruments	701	2,955	(2,642)	277
Foreign currency translation adjustment, net of tax of $0 for each period	(10,559)	(4,033)	(412)	(11,602)
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	(537)	289	(544)	302
Amortization of net actuarial pension gain included in net income, net of tax of $0.3 million and $0.2 million in the second quarter of 2020 and 2019, respectively, and $0.6 million and $0.3 million in the first six months of 2020 and 2019, respectively	680	428	1,354	858
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	81	345	(541)	626
Other comprehensive loss	(9,634)	(16)	(2,785)	(9,539)
Comprehensive income (loss)	$(2,478)	$(43,529)	$39,826	$(32,067)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income (loss)	$42,611	$(22,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,193	39,558
Stock-based compensation	48,420	56,374
Other non-cash items, net	(1,926)	247
Loss on disposal of fixed assets	231	32
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	20,187	54,501
Accounts payable and accrued expenses	12,193	423
Accrued compensation and benefits	(4,629)	(28,291)
Deferred revenue	17,393	36,947
Accrued income taxes	(43,815)	(15,677)
Other current assets and prepaid expenses	681	1,723
Other noncurrent assets and liabilities	(36,210)	39,035
Net cash provided by operating activities	95,329	162,344
Cash flows from investing activities:
Additions to property and equipment	(10,243)	(51,268)
Purchases of short- and long-term marketable securities	(10,151)	(14,460)
Proceeds from maturities of short- and long-term marketable securities	9,971	14,227
Acquisitions of businesses, net of cash acquired	(468,520)	(69,453)
Purchases of investments	—	(7,500)
Settlement of net investment hedges	2,200	114
Net cash used in investing activities	(476,743)	(128,340)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	1,000,000	—
Borrowings under credit facility	455,000	205,000
Repayments of borrowings under credit facility	(480,000)	(110,000)
Repurchases of common stock	—	(64,994)
Proceeds from issuance of common stock	8,980	4,158
Payments for debt issuance costs	(16,266)	—
Contingent consideration	—	(1,575)
Payments of withholding taxes in connection with stock-based awards	(23,571)	(34,491)
Net cash provided by (used in) financing activities	944,143	(1,902)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,740)	2,237
Net change in cash, cash equivalents, and restricted cash	556,989	34,339
Cash, cash equivalents, and restricted cash, beginning of period	270,689	261,093
Cash, cash equivalents, and restricted cash, end of period	$827,678	$295,432

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three months ended March 28, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 28, 2019	115,494	$1,155	$1,508,030	$(157,507)	$(103,861)	$1,247,817
Common stock issued for employee stock-based awards	55	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(10)	—	(722)	—	—	(722)
Common stock issued for employee stock purchase plan	156	1	8,979	—	—	8,980
Compensation expense from stock-based awards	—	—	20,484	—	—	20,484
Net income	—	—	—	7,156	—	7,156
Unrealized gain on net investment hedges, net of tax	—	—	—	—	701	701
Foreign currency translation adjustment	—	—	—	—	(10,559)	(10,559)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(537)	(537)
Change in pension benefits, net of tax	—	—	—	—	761	761
Balance as of March 28, 2020	115,695	$1,157	$1,536,770	$(150,351)	$(113,495)	$1,274,081

	Six months ended March 28, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2019	114,899	$1,149	$1,502,949	$(191,390)	$(110,710)	$1,201,998
ASU 2016-02 (ASC 842) adoption	—	—	—	(1,572)	—	(1,572)
Common stock issued for employee stock-based awards	958	10	(10)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(318)	(3)	(23,568)	—	—	(23,571)
Common stock issued for employee stock purchase plan	156	1	8,979	—	—	8,980
Compensation expense from stock-based awards	—	—	48,420	—	—	48,420
Net income	—	—	—	42,611	—	42,611
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(2,642)	(2,642)
Foreign currency translation adjustment	—	—	—	—	(412)	(412)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(544)	(544)
Change in pension benefits, net of tax	—	—	—	—	813	813
Balance as of March 28, 2020	115,695	$1,157	$1,536,770	$(150,351)	$(113,495)	$1,274,081

	Three months ended March 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 29, 2018	118,657	$1,187	$1,553,875	$(138,785)	$(95,108)	$1,321,169
Common stock issued for employee stock-based awards	52	—	—	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(8)	—	(703)	—	—	(703)
Common stock issued for employee stock purchase plan	122	1	8,797	—	—	8,798
Compensation expense from stock-based awards	—	—	26,967	—	—	26,967
Net income (loss)	—	—	—	(43,513)	—	(43,513)
Repurchases of common stock	(725)	(7)	(64,987)	—	—	(64,994)
Unrealized gain on net investment hedges, net of tax	—	—	—	—	2,955	2,955
Foreign currency translation adjustment	—	—	—	—	(4,033)	(4,033)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	289	289
Change in pension benefits, net of tax	—	—	—	—	773	773
Balance as of March 30, 2019	118,098	$1,181	$1,523,949	$(182,298)	$(95,124)	$1,247,708

	Six months ended March 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2018	117,981	$1,180	$1,558,403	$(599,409)	$(85,585)	$874,589
ASU 2016-16 adoption	—	—	—	72,261	—	72,261
ASC 606 adoption	—	—	—	367,378	—	367,378
Common stock issued for employee stock-based awards	1,108	11	(11)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(388)	(4)	(34,487)	—	—	(34,491)
Common stock issued	—	—	(140)	—	—	(140)
Common stock issued for employee stock purchase plan	122	1	8,797	—	—	8,798
Compensation expense from stock-based awards	—	—	56,374	—	—	56,374
Net income (loss)	—	—	—	(22,528)	—	(22,528)
Repurchases of common stock	(725)	(7)	(64,987)	—	—	(64,994)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(385)	(385)
Unrealized gain on net investment hedges, net of tax	—	—	—	—	662	662
Foreign currency translation adjustment	—	—	—	—	(11,602)	(11,602)
Unrealized gain on marketable securities, net of tax	—	—	—	—	302	302
Change in pension benefits, net of tax	—	—	—	—	1,484	1,484
Balance as of March 30, 2019	118,098	$1,181	$1,523,949	$(182,298)	$(95,124)	$1,247,708

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
Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. Our fiscal quarters end on a Saturday following a thirteen-week calendar and may result in different quarter end dates year to year. The second quarter of 2020 ended on March 28, 2020 and the second quarter of 2019 ended on March 30, 2019. The results of operations for the six months ended March 28, 2020 are not necessarily indicative of the results expected for the remainder of the fiscal year.
We adjusted the $3.0 million hedge gain in the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 30, 2019 that was incorrectly reflected as a loss.
Risks and Uncertainties - COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced. The virus has spread to over 100 countries, including the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic has significantly impacted global economic activity and has created future macroeconomic uncertainty.
We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of March 28, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 28, 2020, resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842) (ASC 842), which replaced the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose important information about leasing arrangements. We adopted ASC 842 effective October 1, 2019 (the effective date). ASC 842 requires a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or in the period of adoption. We elected to use the period of adoption (October 1, 2019) transition method and therefore did not recast prior periods.

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
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments, which replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates. The new standard will be effective for us in the first quarter of 2021. We are currently evaluating the impact the standard will have on our consolidated financial statements, but at this time we do not expect it to be significant.
2. Revenue from Contracts with Customers
Contract Assets and Contract Liabilities

(in thousands)	March 28, 2020	September 30, 2019
Contract asset	$19,582	$21,038
Deferred revenue	$417,202	$396,632

As of March 28, 2020, our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. Approximately $10.2 million of the September 30, 2019 contract asset balance was transferred to receivables during the six months ended March 28, 2020 as a result of the right to payment becoming unconditional. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. Additions to contract assets of approximately $8.8 million related to revenue recognized in the period, net of billings. There were no impairments of contract assets during the six months ended March 28, 2020.

During the six months ended March 28, 2020, we recognized $283.4 million of revenue that was included in deferred revenue as of September 30, 2019 and there were additional deferrals of $301.3 million during the six months ended March 28, 2020, primarily related to new billings. In addition, deferred revenue increased by an immaterial amount as a result of the acquisition of Onshape. The balance of total short- and long-term receivables as of September 30, 2019 was $412.5 million, compared to total short- and long-term receivables as of March 28, 2020 of $431.0 million.
Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, where there are isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the variable consideration included in the transaction price is constrained to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of March 28, 2020 and September 30, 2019, the total refund liability was $30.2 million and $22.9 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.
Costs to Obtain or Fulfill a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs (primarily commissions) are amortized proportionately related to revenue over five years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of March 28, 2020 and September 30, 2019, deferred costs of $29.7 million and $27.7 million, respectively, were included in other current assets and $65.7 million and $64.8 million, respectively, were included in other assets (non-current).
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 28, 2020, the amounts include additional performance obligations of $417.2 million recorded in deferred revenue and $608.8 million that are not yet recorded in the consolidated balance sheets. We expect to recognize approximately 90% of the total $1,026.0 million over the next 24 months, with the remaining amount thereafter. Certain of our multi-year subscription contracts with start dates on or after October 1, 2018 contain a limited annual cancellation right.  For such cancellable subscription contracts, we consider each annual period a discrete contract. Early in the fourth quarter of 2019, we discontinued offering the cancellation right for substantially all new contracts. Remaining performance obligations do not include the cancellable value for subscriptions which contain this clause.
Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Total recurring revenue	$315,862	$239,185	$621,230	$490,623
Perpetual license	8,218	10,336	17,216	52,141
Professional services	35,523	40,930	77,267	82,376
Total revenue	$359,603	$290,451	$715,713	$625,140

For further disaggregation of revenue by geographic region and product group see Note 11. Segment and Geographic Information.
3. Restructuring and Other Charges
Restructuring and other charges, net includes restructuring charges (credits), headquarters relocation charges and impairment and accretion expense charges related to the lease assets of exited facilities. Refer to Note 14. Leases for additional information about exited facilities.
For the second quarter and first six months ended March 28, 2020, restructuring charges and other charges, net totaled $18.2 million and $32.3 million, respectively, of which $13.2 million and $27.0 million is attributable to restructuring charges, respectively, and $4.7 million and $5.0 million is related to impairment and accretion expense related to exited lease facilities, respectively. The restructuring and other charges for the second quarter and first six months of 2020 also includes $0.3 million of accelerated depreciation related to the planned exit of a facility.

For the second quarter and first six months ended March 30, 2019, restructuring and other charges totaled $27.0 million and $45.5 million, respectively, of which $26.4 million and $43.0 million is attributable to restructuring charges, respectively, and $0.6 million and $2.5 million is related to headquarters relocation charges, respectively.
Restructuring Charges
During the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. During the six months ended March 28, 2020, we incurred $31.5 million in connection with this restructuring plan for termination benefits associated with approximately 255 employees.
During the first quarter of 2019, we initiated a restructuring plan to realign our workforce to shift investment to support Industrial Internet of Things and Augmented Reality strategic opportunities. As this was a realignment of resources rather than a cost-savings initiative, it did not result in significant cost savings. The restructuring plan was completed in the first quarter of 2019 and resulted in restructuring charges of $16.3 million for termination benefits associated with approximately 240 employees, substantially all of which has been paid. In the second quarter of 2020, we recorded $0.1 million of credits related to this restructuring plan.
During the second quarter of 2019, we relocated our worldwide headquarters to the Boston Seaport District. We incurred a restructuring charge for the former headquarters lease, which will not expire until November 2022. During the first six months ended March 28, 2020, we reversed $4.4 million of accrued variable operating facility restructuring charges associated with the exit of a portion of our former headquarters lease.
The following table summarizes restructuring accrual activity for the six months ended March 28, 2020:

(in thousands)	Employee severance and related benefits	Facility closures and related costs	Total
October 1, 2019	$298	$30,788	$31,086
ASC 842 adoption	—	(16,462)	(16,462)
Charges to operations, net	31,358	(4,362)	26,996
Cash disbursements	(14,324)	(2,495)	(16,819)
Other non-cash	—	(281)	(281)
Foreign exchange impact	153	(5)	148
Accrual, March 28, 2020	$17,485	$7,183	$24,668

The following table summarizes restructuring accrual activity for the six months ended March 30, 2019:

(in thousands)	Employee severance and related benefits	Facility closures and related costs	Total
October 1, 2018	$—	$2,415	$2,415
Charges to operations, net	16,034	26,937	42,971
Cash disbursements	(15,085)	(2,847)	(17,932)
Foreign exchange impact	6	(34)	(28)
Other non-cash charges	—	4,812	4,812
Accrual, March 30, 2019	$955	$31,283	$32,238

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
As of March 28, 2020, the remaining restructuring facility accrual of $7.2 million relates to variable non-lease costs not subject to ASC 842, of which, $2.6 million is included in accrued expenses and other current liabilities and $4.6 million is included in other liabilities in the Consolidated Balance Sheets.
Of the accrual for facility closures and related costs, as of March 30, 2019, $12.4 million is included in accrued expenses and other current liabilities and $18.9 million is included in other liabilities in the Consolidated Balance Sheets.
Other - Headquarters Relocation Charges
Headquarters relocation charges represent other expenses associated with exiting our prior Needham headquarters facility and relocating to our new worldwide headquarters in the Boston Seaport District. In the first six months of 2019, we recorded $1.9 million of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements related to the Needham location. In January 2019, we made rental payments for both our new and previous headquarters. Headquarters relocation charges for the second quarter of 2019 include $0.6 million of rental expense for the Needham facility that overlapped with rental expense for the new Seaport headquarters.
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

Black-Scholes option valuation model and use the straight-line attribution approach to record the expense over the six-month offering period.

Restricted stock unit activity for the six months ended March 28, 2020	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units October 1, 2019	3,232	$80.52
Granted	1,349	$77.18
Vested	(958)	$68.79
Forfeited or not earned	(550)	$84.27
Balance of outstanding restricted stock units March 28, 2020	3,073	$82.03

(in thousands)	Restricted Stock Units
Grant Period	Performance-based RSUs (1)	Service-based RSUs (2)	Total Shareholder Return RSUs (3)
First six months of 2020	97	1,155	97
_________________

(1)
The performance-based RSUs were granted to our executives and are eligible to vest based upon annual increasing performance measures over a three-year period. RSUs not earned in either of the first two measurement periods may be earned in the third period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2020, November 15, 2021 and November 15, 2022, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (a maximum aggregate of 195 thousand RSUs).

(2)
The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

(3)	The Total Shareholder Return RSUs (TSR RSUs) were granted to our executives pursuant to the terms described below.
The number of TSR RSUs that vest over the three-year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2020, 2021 and 2022, respectively. The RSUs earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of TSR RSUs eligible to be earned for the period (up to a maximum aggregate of 195 thousand RSUs). No vesting will occur in a period unless an annual threshold requirement is achieved. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the TSR RSUs will vest for the measurement period. TSR RSUs not earned in either of the first two measurement periods are eligible to be earned in the third measurement period.
The weighted-average fair value of the TSR RSUs was $106.69 per target RSU on the grant date. The fair value of the TSR RSUs was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	28.0%
Risk free interest rate	1.59%
Dividend yield	—%

Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of license revenue	$11	$48	$11	$370
Cost of support and cloud services revenue	1,523	1,158	3,010	2,133
Cost of professional services revenue	1,466	1,906	3,022	3,720
Sales and marketing	7,146	9,522	14,598	19,244
Research and development	4,765	5,190	11,697	10,090
General and administrative	5,573	9,143	16,082	20,817
Total stock-based compensation expense	$20,484	$26,967	$48,420	$56,374

Stock-based compensation expense includes $1.3 million and $2.8 million in the second quarter and first six months of 2020, respectively, and $1.4 million and $2.7 million in the second quarter and first six months of 2019, respectively, related to the ESPP.
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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS (in thousands, except per share data)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income (loss)	$7,156	$(43,513)	$42,611	$(22,528)
Weighted-average shares outstanding—Basic	115,606	118,461	115,401	118,392
Dilutive effect of restricted stock units	411	—	455	—
Weighted-average shares outstanding—Diluted	116,017	118,461	115,856	118,392
Earnings (loss) per share—Basic	$0.06	$(0.37)	$0.37	$(0.19)
Earnings (loss) per share—Diluted	$0.06	$(0.37)	$0.37	$(0.19)

There were 331,464 and 90,555 anti-dilutive shares for the three and the six months ended March 28, 2020. For the three and six months ended March 30, 2019 the diluted net loss per share is the same as the basic net loss per share as the effects of all our potential common stock equivalents are antidilutive because we reported a loss for the periods.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1,500 million of our common stock in the period October 1, 2017 through September 30, 2020. We did not repurchase any shares in the second quarter and first six months of 2020. We repurchased $65.0 million of our common stock in the second quarter and first six months of 2019. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions
Acquisition-related costs in the second quarter and first six months of 2020 totaled $0.3 million and $7.4 million, respectively compared to $0.4 million and $0.8 million, respectively in the second quarter and first six months of 2019. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Our results of operations include the results of acquired businesses beginning on their respective acquisition date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.
Onshape
On November 1, 2019, we completed our acquisition of Onshape Inc. pursuant to the Agreement and Plan of Merger dated as of October 23, 2019 by and among Onshape Inc., OPAL Acquisition Corporation and the Stockholder Representative named therein, the terms of which are described in the Form 8-K filed by PTC on October 23, 2019 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $469 million, net of cash acquired, for Onshape, which amount we borrowed under our existing credit facility. Onshape is not expected to be material to our 2020 results.
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
The purchase price allocation resulted in $364.9 million of goodwill, $56.8 million of customer relationships, $47.3 million of purchased software, $3.6 million of trademarks and $4.1 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 10 years, 16 years, and 15 years, respectively, based on the expected benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by accelerating CAD and PLM growth, especially in the low-end of the market and participating in future growth in the CAD and PLM SaaS market.
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
As of March 28, 2020, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,809.1 million and attributable to our Professional Services segment was $45.2 million. As of September 30, 2019, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,362.4 million and attributable to our Professional Services segment was $45.7 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
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
Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 28, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$1,603,081			$1,238,179
Intangible assets with finite lives (amortized):
Purchased software	$427,092	$292,756	$134,336	$377,359	$278,144	$99,215
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	413,054	303,095	109,959	355,931	288,828	67,103
Trademarks and trade names	22,524	15,628	6,896	18,891	15,260	3,631
Other	3,942	3,942	—	3,910	3,910	—
	$889,489	$638,298	$251,191	$778,968	$609,019	$169,949
Total goodwill and acquired intangible assets			$1,854,272			$1,408,128

Goodwill
Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2019	$1,196,064	$42,115	$1,238,179
Onshape acquisition	364,910	—	364,910
Foreign currency translation adjustment	(8)	—	(8)
Balance, March 28, 2020	$1,560,966	$42,115	$1,603,081

Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Amortization of acquired intangible assets	$7,288	$5,930	$14,065	$11,866
Cost of license revenue	6,879	6,842	13,678	13,559
Total amortization expense	$14,167	$12,772	$27,743	$25,425

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2020 and September 30, 2019 were as follows:

(in thousands)	March 28, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$616,556	$—	$—	$616,556
Marketable securities:
Commercial paper	—	1,482	—	1,482
Corporate notes/bonds	55,459	—	—	55,459
Forward contracts	—	2,708	—	2,708
	$672,015	$4,190	$—	$676,205
Financial liabilities:
Forward contracts	—	4,074	—	4,074
	$—	$4,074	$—	$4,074

(in thousands)	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$108,020	$—	$—	$108,020
Marketable securities:
Commercial paper	—	999	—	999
Corporate notes/bonds	56,436	—	—	56,436
Forward contracts	—	3,064	—	3,064
	$164,456	$4,063	$—	$168,519
Financial liabilities:
Forward contracts	—	2,771	—	2,771
	$—	$2,771	$—	$2,771

Non-Marketable Equity Investments
We account for non-marketable equity investments at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. Changes in fair value of non-marketable equity investments are recorded in other income (expense), net on the Consolidated Statements of Operations. The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $9.4 million as of both March 28, 2020 and September 30, 2019.
9. Marketable Securities
The amortized cost and fair value of marketable securities as of March 28, 2020 and September 30, 2019 were as follows:

(in thousands)	March 28, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$1,482	$—	$—	$1,482
Corporate notes/bonds	55,884	85	(510)	55,459
	$57,366	$85	$(510)	$56,941

(in thousands)	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$999	$—	$—	$999
Corporate notes/bonds	56,318	146	(28)	56,436
	$57,317	$146	$(28)	$57,435

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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at March 28, 2020, the unrealized losses were temporary.
The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of March 28, 2020 and September 30, 2019.

(in thousands)	March 28, 2020
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
Corporate notes/bonds	$44,598	$(510)	$—	$—	$44,598	$(510)

(in thousands)	September 30, 2019
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
Corporate notes/bonds	$12,419	$(14)	$16,369	$(14)	$28,788	$(28)

The following table presents our marketable securities by contractual maturity date as of March 28, 2020 and September 30, 2019.

(in thousands)	March 28, 2020		September 30, 2019
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$34,305	$34,135	$27,725	$27,735
Due after one year through three years	23,061	22,806	29,592	29,700
	$57,366	$56,941	$57,317	$57,435

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
As of March 28, 2020 and September 30, 2019, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 28, 2020	September 30, 2019
Canadian / U.S. Dollar	$5,781	$9,408
Euro / U.S. Dollar	304,482	308,282
British Pound / U.S. Dollar	6,713	3,756
Israeli Sheqel / U.S. Dollar	8,350	10,272
Japanese Yen / U.S. Dollar	18,935	37,462
Swiss Franc / U.S. Dollar	13,986	12,001
Danish Kroner/ U.S. Dollar	3,877	—
Swedish Kronor / U.S. Dollar	6,873	20,636
Singapore Dollar / U.S. Dollar	41,190	34,585
Chinese Renminbi / U.S. Dollar	5,692	52,466
Russian Ruble / U.S. Dollar	6,876	—
All other	3,921	9,487
Total	$426,676	$498,355

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the six months ended March 28, 2020 and March 30, 2019:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended		Six months ended
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Forward Contracts	Other income (expense), net	$2,151	$(1,752)	$2,844	$(2,739)

In the first three and six months ended March 28, 2020 foreign currency losses, net were $2.5 million and $2.6 million, respectively. In the first three and six months ended March 30, 2019 foreign currency losses, net were $0.2 million and $0.4 million, respectively.
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
As of March 28, 2020 and September 30, 2019, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 28, 2020	September 30, 2019
Euro / U.S. Dollar	$182,095	$183,396
Total	$182,095	$183,396
The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the second quarter and first six months ended March 28, 2020 and March 30, 2019 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from OCI	Gain or (Loss) Reclassified from OCI		Location of Gain or (Loss) Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Excluded Portion
	Three months ended			Three months ended			Three months ended
	March 28, 2020	March 30, 2019		March 28, 2020	March 30, 2019		March 28, 2020	March 30, 2019
Forward Contracts	$(2,140)	$1,466	Accumulated other comprehensive loss	$(6,016)	$(1,813)	Other income (expense), net	$962	$1,107

	Six months ended			Six months ended			Six months ended
	March 28, 2020	March 30, 2019		March 28, 2020	March 30, 2019		March 28, 2020	March 30, 2019
Forward Contracts	$(5,706)	$768	Accumulated other comprehensive loss	$(6,778)	$(1,040)	Other income (expense), net	$2,191	$1,593

As of March 28, 2020, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 28, 2020	September 30, 2019	March 28, 2020	September 30, 2019
Derivative assets (1):
Forward Contracts	$—	$1,674	$2,708	$1,390
Derivative liabilities (2):
Forward Contracts	$1,841	$—	$2,233	$2,771

(1)	As of March 28, 2020 and September 30, 2019, current derivative assets of $2.7 million and $3.1 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.

(2)
As of March 28, 2020 and September 30, 2019, current derivative liabilities of $4.1 million and $2.8 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of March 28, 2020:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 28, 2020	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$2,708	$—	$2,708	$(2,708)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of March 28, 2020:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 28, 2020	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$4,074	$—	$4,074	$(2,708)	$—	$1,366

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

(in thousands)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Software Products
Revenue	$324,080	$249,521	$638,446	$542,764
Operating Costs (1)	94,912	93,913	197,104	185,541
Profit	229,168	155,608	441,342	357,223

Professional Services
Revenue	35,523	40,930	77,267	82,376
Operating Costs (2)	33,425	32,326	67,172	64,189
Profit	2,098	8,604	10,095	18,187

Total segment revenue	359,603	290,451	715,713	625,140
Total segment costs	128,337	126,239	264,276	249,730
Total segment profit	231,266	164,212	451,437	375,410

Unallocated operating expenses:
Sales and marketing expenses	100,292	94,200	200,444	188,696
General and administrative expenses	27,795	25,856	54,714	51,627
Restructuring and other charges, net	18,242	26,980	32,276	45,473
Intangibles amortization	14,167	12,772	27,743	25,425
Stock-based compensation	20,484	26,967	48,420	56,374
Other unallocated operating expenses (income) (3)	261	295	7,390	629
Total operating income (loss)	50,025	(22,858)	80,450	7,186

Interest expense	(32,618)	(11,383)	(44,716)	(21,659)
Other income (expense), net	(1,629)	821	(925)	1,475
Income (loss) before income taxes	$15,778	$(33,420)	$34,809	$(12,998)

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

(in thousands)	Three months ended		Six months ended
Revenue	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Americas	$153,993	$119,717	$309,967	$261,570
Europe	146,422	119,045	282,943	230,397
Asia-Pacific	59,188	51,689	122,803	133,173
Total revenue	$359,603	$290,451	$715,713	$625,140

12. Income Taxes
In the second quarter and first six months of 2020, our effective tax rate was 55% on pre-tax income of $15.8 million and (22)% on a pre-tax income of $34.8 million, respectively, compared to (30)% on pre-tax loss of $(33.4) million and (73)% on a pre-tax loss of $(13.0) million in the second quarter and first six months of 2019, respectively. In the first six months of 2020 and 2019, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, the excess tax benefit related to stock-based compensation and the indirect effects of the adoption of ASC 606. Additionally, in the first six months of 2020 and 2019, we reduced the valuation allowance by $21.2 million and $1.8 million as the result of the Onshape and Frustum acquisitions, respectively. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2020 and 2019, the foreign rate differential predominantly relates to these Irish earnings.
On March 27, 2020, the U.S. Federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES ACT”).  The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak, which among other things contains numerous income tax provisions.   While we continue to evaluate the impact of the CARES Act, we do not currently believe it will have a material impact on our consolidated financial statements or related disclosures.
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
As of March 28, 2020 and September 30, 2019, we had unrecognized tax benefits of $13.2 million and $11.5 million, respectively. If all our unrecognized tax benefits as of March 28, 2020 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.2 million, which would be partially offset by an increase in the U.S. valuation allowance of $6.3 million.
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
In the fourth quarter of 2016, we received an assessment of approximately $12 million from the tax authorities in South Korea.  The assessment relates to various tax issues, primarily foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that upon completion of a multi-level appeal process it is more likely than not that our positions will be sustained.  Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 and have recorded the amount in other assets, pending resolution of the appeal process. If the South Korean tax authorities were to prevail then, in addition to the $12 million already assessed, the potential additional exposure through 2019 would be approximately $13 million. We are continuing to work with our advisors during the court process and still believe our position is sustainable.
In April 2020 we became aware of a potential new interpretation of a withholding tax law in a non-U.S. jurisdiction and its application to certain transactions that was not previously reasonably knowable by us. We are evaluating this new information and the effect, if any, on our tax positions. The amount of any potential impact, if any, on our financial statements is not yet estimable at this time.

13. Debt
At March 28, 2020 and September 30, 2019, we had the following debt obligations:

(in thousands)	March 28, 2020	September 30, 2019
4.000% Senior notes due 2028(1)	$500,000	$—
3.625% Senior notes due 2025(1)	500,000	—
6.000% Senior notes due 2024(2)	500,000	500,000
Credit facility revolver(3)	148,125	173,125
Total debt	1,648,125	673,125
Unamortized debt issuance costs for the Senior notes(4)	(17,403)	(3,991)
Total debt, net of issuance costs	$1,630,722	$669,134

(1)	The 2028 and 2025 notes issued in February 2020 were classified as long-term debt as of March 28, 2020 on the Consolidated Balance Sheet.

(2)	The 2024 notes issued in May 2016 were classified as short-term debt as of March 28, 2020 and as long-term debt as of September 30, 2019 on the Consolidated Balance Sheets.

(3)
The amount outstanding under the credit facility revolver was classified as long-term debt as of March 28, 2020 and September 30, 2019 on the Consolidated Balance Sheets. Unamortized debt issuance costs related to the credit facility were $5.5 million and $3.1 million as of March 28, 2020 and September 30, 2019, respectively, and were included in other assets on the Consolidated Balance Sheets.

(4)
Unamortized debt issuance costs related to the 2024 notes were $3.6 million as of March 28, 2020 and were included in short-term debt on the Consolidated Balance Sheet. Of the $14.1 million in financing costs incurred in connection with the issuance of the 2028 and 2025 notes, unamortized debt issuance costs were $13.8 million as of March 28, 2020 and were included in long-term debt on the Consolidated Balance Sheet. Unamortized debt issuance costs as of September 30, 2019 related to the 2024 notes and were included in long-term debt on the Consolidated Balance Sheet.

Senior Notes
In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes). In the second quarter of 2020, we used $460 million of the net proceeds from the sale of the notes to repay a portion of the outstanding revolving loan under our credit facility. In the third quarter of 2020, we will use the remaining net proceeds from the sale of the notes to redeem the $500 million aggregate principal amount of our outstanding 6.0% senior notes due in 2024 (the 2024 notes). The redemption price for the 2024 notes is 103% of the aggregate principal amount of the notes, plus accrued and unpaid interest to, but excluding, May 15, 2020.
As of March 28, 2020, we recognized in interest expense $15.0 million for fees to be paid upon early redemption of the 2024 notes.
As of March 28, 2020, the total estimated fair value of the 2028, 2025 and 2024 senior notes was approximately $468.8 million, $471.0 million and $502.5 million, respectively, based on quoted prices for the notes on that date.
We were in compliance with all the covenants for all of our senior notes as of March 28, 2020.
Terms of the 2028 and 2025 Notes
Interest on the 2028 and 2025 notes is payable semi-annually on February 15 and August 15. The debt indenture for the 2028 and 2025 notes includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions.
We may, on one or more occasions, redeem the 2025 and 2028 notes in whole or in part at specified redemption prices. In certain circumstances constituting a change of control, we will be required to make an offer to repurchase the notes at a purchase price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. Our ability to repurchase the notes upon such event may be limited by law, by the indenture associated with the notes, by our then-available financial resources or by the terms of other agreements to which we may be party at such time. If we fail to repurchase the notes as required by the indenture, it would constitute an event of default under the indenture which, in turn, may also constitute an event of default under other obligations.
Credit Agreement
In February 2020, we entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, for a new secured multi-currency bank credit facility with a syndicate of banks. The new credit facility replaced our prior credit facility. As with the prior credit facility, we expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of March 28, 2020, the fair value of our credit facility approximates its book value.
The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium.
PTC Inc. and certain eligible foreign subsidiaries are eligible to borrow under the credit facility. The obligations under the credit facility are required to be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors. As of the filing of this Form 10-Q, there were no borrowings by eligible foreign subsidiaries. In addition, substantially all existing and after-acquired personal property of PTC Inc. and certain of its material domestic subsidiaries that become parties to the subsidiary guaranty, if any, is or will be, in the case of such subsidiary guarantors, subject to first priority perfected liens in favor of the lenders under the credit facility. 100% of the voting equity interests of certain of PTC Inc.’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of March 28, 2020, the annual rate for borrowings outstanding was 2.6%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio.  Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBO rates (or agreed successor rates) for those currencies, based on PTC’s total leverage ratio.  A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur additional indebtedness, incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $100 million for any purpose and an additional $200 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	Total leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter;

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

As of March 28, 2020, our total leverage ratio was 3.36 to 1.00, our senior secured leverage ratio was 0.47 to 1.00 and our interest coverage ratio was 7.86 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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
We incurred $2.0 million in financing costs in connection with the February 2020 credit facility and $1.0 million in connection with a November 2019 amendment to our prior credit facility. These origination costs are recorded as deferred debt issuance costs and are included in other assets. Financing costs are expensed over the remaining term of the obligations.
In the second quarter and first six months of 2020 we paid $6.8 million and $23.7 million, respectively, of interest on our debt. In the second quarter and first six months of 2019 we paid $3.8 million and $20.4 million of interest, respectively, on our debt. The average interest rate on borrowings outstanding in the second quarter and first six months of 2020 was approximately 4.6% and 4.8%, respectively. The average interest rate on borrowings outstanding in the second quarter and first six months of 2019 was approximately 5.3% and 5.4%, respectively.
14. Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease obligations on our Consolidated Balance Sheets. Our operating leases are primarily for office space, cars, servers, and office equipment. We made an election not to separate lease components from non-lease components for office space, servers and office equipment. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities on our Consolidated Balance Sheets.
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
Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts (the Boston lease). The Boston lease is for approximately 250,000 square feet and runs from January 1, 2019 through June 30, 2037. Base rent for the first year of the lease is $11.0 million and will increase by $1 per square foot per year thereafter ($0.3 million per year) with base rent first becoming payable on July 1, 2020. In addition to the base rent, we are required to pay our pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Additional Rent is estimated to be approximately $7.1 million for the first year we begin paying rent. The lease provides for $25 million in landlord funding for leasehold improvements ($100 per square foot). The leasehold improvement funding provision was fully utilized by us and was reflected as a derecognition adjustment to the right-of-use asset.
The components of lease cost reflected in the Consolidated Statement of Operations for the second quarter and first six months ended March 28, 2020 were as follows:

(in thousands)	Three months ended	Six months ended
	March 28, 2020	March 28, 2020
Operating lease cost	$10,386	$19,143
Short-term lease cost	1,017	2,890
Variable lease cost	575	2,490
Sublease income	(1,013)	(2,025)
Total lease cost	$10,965	$22,498

Supplemental cash flow and right-of use assets information for the three and six months ended March 28, 2020 was as follows:

(dollar amounts in thousands)	Three months ended	Six months ended
	March 28, 2020	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,642	$15,140

Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$(1,230)	$4,151
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$1,500

(1)
For the three months ending March 28, 2020, right-of-use assets obtained in exchange for new operating lease liabilities is a net reduction to the right-of-use assets due to lease incentives being earned for right-of-use asset obtained in the first quarter of 2020.

Supplemental balance sheet information related to the leases as of March 28, 2020 was as follows:

As of
March 28, 2020
Weighted-average remaining lease term - operating leases	12.32 years
Weighted-average remaining lease term - financing leases	5 years
Weighted-average discount rate - operating leases	5.5%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of March 28, 2020 are as follows:

(in thousands)	Operating Leases
Remainder of 2020	$22,462
2021	42,670
2022	28,457
2023	21,174
2024	17,757
Thereafter	186,554
Total future lease payments	$319,074
Less: imputed interest	(94,916)
Total	$224,158

As of March 28, 2020, we have operating leases that have not yet commenced. These leases will commence in 2020 with lease terms between 3 years to 5 years and approximate future lease payments of $2.2 million.
Under the prior lease standard (ASC 840), as of September 30, 2019, future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

2020	$31,868
2021	33,094
2022	25,624
2023	19,279
2024	16,909
Thereafter	186,037
Total minimum lease payments	$312,811

Exited (Restructured) Facilities

As of March 28, 2020, we have net liabilities of $17.1 million related to excess facilities (compared to $16.5 million at September 30, 2019), representing $4.5 million of right-of-use assets and $21.6 million of lease obligations, of which $13.3 million is classified as short term and $8.3 million is classified as long term.
In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of March 28, 2020, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $3.3 million and uncommitted sublease income of approximately $1.2 million. As a result of changes in our sublease income assumptions and an incremental obligation to exit a portion of our former headquarters facility early, in the three months ended March 28, 2020, we recorded a facility impairment charge of $4.0 million. In addition, in the second quarter of 2020, we exited the former Onshape headquarters lease and recorded a related $0.7 million impairment charge.
In the second quarter and the first six months ended March 28, 2020 we made payments of $2.1 million and $4.5 million, respectively, related to lease costs for exited facilities.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of March 28, 2020, we estimate approximately $0.8 million to $3.0 million in legal proceedings and claims, of which we had accrued $0.8 million.
Guarantees and Indemnification Obligations
We enter into standard indemnification agreements in the ordinary course of our business. Under such agreements with our business partners or customers, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products, claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors and data breaches. The maximum potential amount of future payments we could be required to make under indemnification agreements for intellectual property and damage and injury claims is unlimited; in most cases the maximum potential amount for indemnification for data breaches is capped in those contracts. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and, accordingly, we believe the estimated fair value of liabilities under these agreements is immaterial.
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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations and targets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the COVID-19 pandemic's impact on the global macroeconomic environment and our business could be more severe and prolonged than we expect; the macroeconomic and/or global manufacturing climates may deteriorate further due to, among other factors, the geopolitical environment, including the focus on technology transactions with non-U.S. entities and potential expanded prohibitions, and ongoing trade tensions and tariffs; customers may continue to delay or reduce purchases of new software, to reduce the number of subscriptions they carry, or delay payments to us due to the COVID-19 pandemic, all of which would adversely affect ARR and our financial results, including cash flow; our businesses, including our Internet of Things (IoT), Augmented Reality and Onshape businesses, may not expand and/or generate the revenue we expect if customers are slower to adopt those technologies than we expect or adopt competing technologies; bookings associated with minimum purchase commitments under our Strategic Alliance Agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers; our strategic initiatives and investments may not generate the revenue we expect; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect; we may be unable to generate sufficient operating cash flow to repay our outstanding debt when or as we expect or to return 50% of free cash flow to shareholders under our long-term capital plan, and other uses of cash or our credit facility limits or other matters could preclude such repayments or share repurchases. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.
Operating and Non-GAAP Financial Measures
Our discussion of results includes discussion of our ARR operating measure and non-GAAP financial measures. ARR and our non-GAAP financial measures, including the reasons we use those measures, are described below in Results of Operations - Operating Measure and Results of Operations - Non-GAAP Financial Measures, respectively. You should read those sections to understand our operating and non-GAAP financial measures.
Executive Overview
Our Q2’20 financial results were solid, reflecting the strength of our recurring revenue model. We delivered 10% ARR growth (11% on a constant currency basis), 24% revenue growth (25% on a constant currency basis), and 117% EPS growth (173% non-GAAP EPS growth) over Q2’19. We experienced some pressure on new bookings in the final weeks of the quarter related to the COVID-19 pandemic resulting in new license bookings being down mid-teens over Q2’19. The impact on new bookings was late in the quarter and varied across our product portfolio and geographies as companies were affected by and responded to the COVID-19 pandemic in regions around the world at different times. However, renewals were essentially unaffected by the crisis in Q2’20.
We generated $88 million of cash from operations in Q2'20 compared to $141 million in Q2'19, primarily reflecting lower accounts receivable collections in the second quarter of 2020 than in the second quarter of 2019 due to the last time perpetual license sales in the first quarter of 2019 in Asia Pacific as well as higher restructuring payments during the quarter. In Q2'20, we issued $500 million in aggregate principal amount of 4.0% Senior Notes due in 2028 and $500 million in aggregate principal amount of 3.625% Senior Notes due in 2025. We used $460 million of the net proceeds from the sale of the notes to repay a portion of the outstanding revolving loan under our credit facility. As of March 28, 2020, the balance outstanding under our credit facility was $148 million and total debt outstanding was $1,648 million, $500 million of which will be repaid when we redeem our 6% Senior Notes due 2024 in May 2020.
Future Expectations; COVID-19 Impact
Our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions, which has been adversely impacted by the COVID-19 pandemic as customers delay purchases due to the macroeconomic uncertainty and the inability to implement many of our solutions due to the on-site work generally required to do so. The amount of revenue attributable to large transactions, and the number of such transactions, may also vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Such transactions may have long lead times as they often follow a lengthy product selection and evaluation process and, for existing customers, are influenced by contract expiration cycles. This may cause volatility in our results.
We currently anticipate new bookings will be down approximately 30% year over year for the second half of 2020 due to the COVID-19 pandemic as described above. We also anticipate that our churn rate may deteriorate to approximately 8% for the year rather than a modest improvement over the fiscal 2019 churn rate as previously expected as customers may not renew their subscriptions or support contracts in full due to the COVID-19 pandemic if they reduce their workforces and users or due to macroeconomic and liquidity uncertainty. We expect to continue to control costs with operating expense growth of roughly 2% for the full year compared to our previous projection of 9% expense growth year over year, primarily due to the restructuring actions in the first half of 2020, savings on certain expenses due to the COVID-19 pandemic (such as converting our annual LiveWorx event to a virtual event and curtailing other travel), as well as lower anticipated variable compensation and increased cost discipline related to employee hiring. Despite the challenges associated with COVID-19, we are anticipating FY'20 ARR growth of approximately 11%, revenue growth of approximately 12%, and a 30-basis point increase (90-basis points on non-GAAP basis) in operating margin over FY'19.
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

(Dollar amounts in millions, except per share data)	Three months ended
			Percent Change
	March 28, 2020	March 30, 2019	Actual	Constant Currency
Total recurring revenue	$315.9	$239.2	32%	34%
Perpetual license	8.2	10.3	(21)%	(19)%
Professional services	35.5	40.9	(13)%	(11)%
Total revenue	359.6	290.5	24%	25%
Total cost of revenue	83.0	79.9	4%	5%
Gross margin	276.6	210.5	31%	33%
Operating expenses	226.6	233.4	(3)%	(3)%
Total costs and expenses	309.6	313.3	(1)%	(1)%
Operating income (loss)	50.0	(22.9)	(319)%	(288)%
Non-GAAP operating income (1)	$103.2	$44.4	133%	146%
Operating margin	13.9%	(7.9)%
Non-GAAP operating margin (1)	28.7%	15.3%
Diluted earnings (loss) per share	$0.06	$(0.37)
Non-GAAP diluted earnings per share (1) (2)	$0.59	$0.22
Cash flow from operations (3)	$87.8	$141.1

(Dollar amounts in millions, except per share data)	Six months ended
			Percent Change
	March 28, 2020	March 30, 2019	Actual	Constant Currency
Total recurring revenue	$621.2	$490.6	27%	28%
Perpetual license	17.2	52.1	(67)%	(67)%
Professional services	77.3	82.4	(6)%	(4)%
Total revenue	715.7	625.1	14%	16%
Total cost of revenue	170.4	157.3	8%	10%
Gross margin	545.3	467.9	17%	18%
Operating expenses	464.8	460.7	1%	1%
Total costs and expenses	635.3	618.0	3%	3%
Operating income	80.5	7.2	1,021%	19,432%
Non-GAAP operating income (1)	$196.3	$135.6	45%	51%
Operating margin	11.2%	1.1%
Non-GAAP operating margin (1)	27.4%	21.7%
Diluted earnings (loss) per share	$0.37	$(0.19)
Non-GAAP diluted earnings per share (1) (2)	$1.16	$0.78
Cash flow from operations (3)	$95.3	$162.3

(1)	See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures.

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

(3)
Cash flow from operations for the second quarter and first six months of 2020 includes $18.0 million and $21.3 million of restructuring payments, respectively, and $2.1 million and $8.6 million of acquisition-related payments, respectively. Cash flow from operations for the second quarter and first six months of 2019 includes $9.6 million and $17.9 million of restructuring payments, respectively.

Impact of Foreign Currency Exchange on Results of Operations
Approximately 60% of our revenue and 40% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Sheqel, and Rupee relative to the U.S. Dollar, affects our reported results. Starting in the first quarter of 2020, our constant currency disclosures are calculated by multiplying the results in local currency for the second quarter and first six months of 2020 and 2019 by the exchange rates in effect on September 30, 2019, excluding the effect of any hedging. The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.
Revenue
Our revenue results quarter to quarter are impacted by contract terms, including duration and start dates of our subscription contracts. This is particularly true during the COVID-19 crisis as customers are generally electing one-year contracts given the current macroeconomic uncertainty. This may cause volatility in our results.
Our revenue results are shown by line of business, by product group and by geographic region and are discussed below.
Revenue by Line of Business

(Dollar amounts in millions)	Three months ended				Six months ended
			Percent Change				Percent Change
	March 28, 2020	March 30, 2019	Actual	Constant Currency	March 28, 2020	March 30, 2019	Actual	Constant Currency
Software revenue	$324.1	$249.5	30%	31%	$638.4	$542.8	18%	19%
Professional services	35.5	40.9	(13)%	(11)%	77.3	82.4	(6)%	(4)%
Total revenue	$359.6	$290.5	24%	25%	$715.7	$625.1	14%	16%
Software
Software revenue consists of subscription, support, and perpetual license revenue. Our subscription revenue includes an immaterial amount of Software as a Service (SaaS) and cloud services. Software revenue increased due to subscription revenue growth during the quarter and year-to-date periods, offset by declines in perpetual support revenue due to conversions of support contracts to subscriptions. For the second quarter and first six months of 2020 compared to the year ago periods, subscription license revenue increased 132% and 103%, respectively, in part due to the fact that we no longer provide an annual cancellation right in new multi-year contracts.
Professional Services
Professional services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Professional services revenue declined in part due to an extension to complete work on a fixed price professional services contract. Our expectation is that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services. Professional services revenue may be further negatively impacted due to challenges with project scoping and implementation activities and performance while social distancing measures are in place due to COVID-19.
Revenue by Product Group

Software Revenue by Product Group
(Dollar amounts in millions)	Three months ended				Six months ended
			Percent Change				Percent Change
	March 28, 2020	March 30, 2019	Actual	Constant Currency	March 28, 2020	March 30, 2019	Actual	Constant Currency
Core (CAD and PLM)	$234.4	$172.5	36%	38%	$460.5	$386.1	19%	21%
Growth (IoT, AR, Onshape)	43.2	35.4	22%	23%	86.4	67.3	28%	29%
FSG (Focused Solutions Group)	46.5	41.5	12%	13%	91.5	89.4	2%	3%
Software revenue	$324.1	$249.5	30%	31%	$638.4	$542.8	18%	19%

Total Revenue by Product Group (1)
(Dollar amounts in millions)	Three months ended				Six months ended
			Percent Change				Percent Change
	March 28, 2020	March 30, 2019	Actual	Constant Currency	March 28, 2020	March 30, 2019	Actual	Constant Currency
Core (CAD and PLM)	$252.8	$198.5	27%	29%	$504.6	$438.7	15%	17%
Growth (IoT, AR, Onshape)	53.3	41.3	29%	31%	106.0	79.1	34%	35%
FSG (Focused Solutions Group)	53.5	50.7	6%	7%	105.1	107.3	(2)%	(1)%
Total revenue	$359.6	$290.5	24%	25%	$715.7	$625.1	14%	16%

(1)
In the second quarter of 2020, we identified an immaterial misclassification of professional services revenue between the reported product groups from the first quarter of 2019 through the first quarter of 2020. Total professional services revenue was unaffected. Total revenue by product group in the table reflects the appropriate classifications for the periods presented.

Core Product revenue growth was driven by growth in subscription revenue, offset by an expected decline in perpetual license revenue due to the end of sales of perpetual licenses at the end of the first quarter of 2019. In the second quarter and first six months of 2020, total recurring revenue for Core Products grew 36% (38% on a constant currency basis) and 30% (32% on a constant currency basis), respectively, compared to the second quarter and first six months of 2019. In the second quarter and first six months of 2020, Core Product professional services revenue declined 29% (27% on a constant currency basis) and 16% (14% on a constant currency basis), respectively, compared to the year ago periods due in part to an extension to complete work on a fixed price professional services contract in the second quarter of 2020.
Growth Product revenue growth in the second quarter and first six months of 2020 was driven by subscription revenue growth of 38% (39% constant currency) and 45% (46% constant currency), respectively, compared to the second quarter and first six months of 2019, offset by a decline in support revenue due to conversions of support contracts to subscription.
FSG Product revenue growth in the second quarter of 2020 reflects growth of subscription revenue of 41% (42% constant currency) compared to the second quarter of 2019, offset by an expected decline in perpetual license revenue due to the end of sales of perpetual licenses at the end of the first quarter of 2019. The revenue decrease for the first six months of 2020 as compared to the first six months of 2019 is a result of the decline in perpetual license revenue, offset by growth of subscription revenue of 24% (25% constant currency).
Software Revenue by Geographic Region
A significant portion of our total revenue is generated outside the U.S. In 2019 and in the first six months of 2020, approximately 40% of total revenue was generated in the Americas, 40% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended				Six months ended
			Percent Change				Percent Change
	March 28, 2020	March 30, 2019	Actual	Constant Currency	March 28, 2020	March 30, 2019	Actual	Constant Currency
Americas	$138.7	$108.0	28%	29%	$280.5	$237.5	18%	18%
Europe	132.2	97.3	36%	39%	247.9	186.7	33%	37%
Asia Pacific	53.2	44.3	20%	22%	110.0	118.6	(7)%	(7)%
Total software revenue	$324.1	$249.5	30%	31%	$638.4	$542.8	18%	19%
Americas software revenue growth in the second quarter and first six months of 2020 was driven by growth in subscription revenue of 57% and 37%, respectively, compared to the second quarter and first six months of 2019, partially offset by a decline in support revenue, resulting in recurring revenue growth of 31% and 19%, respectively, in the second quarter and first six months of 2020 compared to the year ago periods.
Europe software revenue growth in the second quarter and first six months of 2020 was driven by growth in subscription revenue of 85% (90% constant currency) and 88% (95% constant currency), respectively, compared to the second quarter and first six months of 2019, partially offset by a decline in support revenue, resulting in recurring revenue growth of 37% and 35%, respectively, in the second quarter and first six months of 2020 compared to the year ago periods.

Asia Pacific software revenue growth in the second quarter of 2020 was driven by growth in subscription revenue of 79% (81% constant currency) compared to the second quarter of 2019, partially offset by a decline in support revenue, resulting in recurring revenue growth of 23% in the second quarter of 2020 compared to year ago period. In the first six months of 2020, compared to the first six months of 2019, revenue declined due to a strong first quarter of 2019, which benefited from the last-time purchases of perpetual licenses in that quarter associated with the discontinuation of perpetual license sales as of January 1, 2019.
Gross Margin

(Dollar amounts in millions)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Gross margin:
License gross margin	$113.7	$49.0	$224.0	$141.8
License gross margin percentage	89%	79%	89%	85%
Support and cloud services gross margin	$162.2	$154.8	$314.2	311.5
Support and cloud services gross margin percentage	83%	82%	81%	83%
Professional services	0.6	6.8	7.1	14.6
Professional services gross margin percentage	2%	17%	9%	18%

Total gross margin	$276.6	$210.5	$545.3	$467.9
Total gross margin percentage	77%	72%	76%	75%

Non-GAAP gross margin (1)	$286.5	$220.6	$565.0	$488.0
Non-GAAP gross margin percentage	80%	76%	79%	78%
(1) Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
License gross margin increased for the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 as revenue increased primarily due to an increase in subscription license revenue. Revenue growth in 2020 was offset by a related increase in royalty expenses.
Support and cloud services gross margin increased for the second quarter of 2020 compared to the second quarter of 2019 due to higher subscription support revenue, offset by increases in costs associated with our cloud services business due to increased demand for those services. Support and cloud services gross margin decreased for the first six months of 2020 compared to the first six months of 2019 due to increases in costs associated with our cloud services business due to increased demand for those services, royalty expenses, and compensation costs, offset by an increase in subscription support revenue.
Professional services gross margin decreased for the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 due in part to a decrease in revenue due in part to an extension to complete work on a fixed price professional services contract in the second quarter of 2020, along with higher compensation costs.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 28, 2020	March 30, 2019	Percent Change	March 28, 2020	March 30, 2019	Percent Change
Sales and marketing	$107.4	$103.7	4%	$215.0	$207.9	3%
% of Total Revenue	30%	36%		30%	33%
Research and development	60.0	61.4	(2)%	125.3	122.2	3%
% of Total Revenue	17%	21%		18%	20%
General and administrative	33.6	35.4	(5)%	78.2	73.2	7%
% of Total Revenue	9%	12%		11%	12%
Amortization of acquired intangible assets	7.3	5.9	23%	14.1	11.9	19%
% of Total Revenue	2%	2%		2%	2%
Restructuring and other charges, net	18.2	27.0	(32)%	32.3	45.5	(29)%
% of Total Revenue	5%	9%		5%	7%
Total operating expenses	$226.6	$233.4	(3)%	$464.8	$460.7	1%
Headcount increased 3% between March 30, 2019 and March 28, 2020.
As we entered fiscal 2020, we announced a restructuring plan to shift resources into our SaaS initiatives. As we executed our restructuring strategy during the first six months of 2020, we reduced costs more than originally planned, which will result in greater than expected cost savings over the remainder of the year. We expect to prudently hire to expand our workforce as necessary, which we expect will return some of those costs to our run-rate in fiscal 2021. Variable compensation costs were lower for the second quarter and first six months of 2020 compared to the year ago periods and are expected to be lower for the remainder of the year due to lower expected achievement under our performance-based compensation plans due to the effect of COVID-19 on our business.
Operating expenses in the second quarter of 2020 compared to operating expenses in the second quarter of 2019 decreased primarily due to the following:

•	a decrease in total research and development costs primarily related to a $1.1 million decrease in compensation, benefit costs and travel expenses,

•
a decrease in total general and administrative costs driven by a $3.8 million decrease in compensation (primarily lower stock compensation), benefit costs and travel expenses, which was partially offset by a $1.3 million increase in outside services costs, and

•
lower restructuring charges. We incurred $18.2 million of restructuring and other charges during the quarter, primarily related to an employee restructuring program, compared to $27.0 million incurred in the second quarter of 2019 largely associated with exiting our Needham headquarters facility.

partially offset by:

•
an increase in total sales and marketing costs primarily related to a $4.6 million increase in compensation (including benefit costs and travel expenses) due to higher salaries related to higher headcount and higher commissions due to amortization of capitalized commissions under ASC 606, and

•	an increase of $1.4 million in intangible amortization primarily related to the acquisition of Onshape.
Operating expenses in the first six months of 2020 compared to operating expenses in the first six months of 2019 increased primarily due to the following:

•
an increase in total sales and marketing costs primarily related to a $7.6 million increase in compensation (including benefit costs and travel expenses) due to higher salaries related to higher headcount and higher commissions due to amortization of capitalized commissions under ASC 606,

•	an increase in research and development costs primarily related to a $2.1 million increase in compensation, benefit costs and travel expenses due to higher salaries and stock-based compensation,

•
an increase in general and administrative expenses primarily driven by $7.4 million in acquisition-related charges recorded in the first six months of 2020 associated with the acquisition of Onshape compared to $0.8 million in the prior year period, and

•	an increase of $2.2 million in intangible amortization related to the acquisition of Onshape, partially offset by:

•
lower restructuring charges. We incurred $27.0 million of restructuring charges in the first six months of 2020, primarily related to an employee restructuring program, compared to $43.0 million incurred in the first six months of 2019 largely associating with exiting our Needham headquarters facility.

Interest Expense

(in millions)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest expense	$(32.6)	$(11.4)	$(44.7)	$(21.7)
Interest expense includes interest under our credit facility and senior notes. We had $1,648 million of total debt at March 28, 2020, compared to $743 million at March 30, 2019, which increased interest expense in the period. Additionally, we recognized $15 million of expense in the second quarter of 2020 related to penalties for the planned third quarter early redemption of the 6.000% Senior Notes due in 2024.
Other Income (Expense)

(in millions)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest income	$1.6	$1.0	$2.5	$1.9
Other expense, net	(3.2)	(0.1)	(3.4)	(0.5)
Other income (expense), net	$(1.6)	$0.8	$(0.9)	$1.5
Income Taxes

(Dollar amounts in millions)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Income (loss) before income taxes	$15.8	$(33.4)	$34.8	$(13.0)
Provision (benefit) from income taxes	$8.6	$10.1	(7.8)	9.5
Effective income tax rate	55%	(30)%	(22)%	(73)%
In the first six months of 2020 and 2019, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, the excess tax benefit related to stock-based compensation and the indirect effects of the adoption of ASC 606. Additionally, in the first six months of 2020 and 2019, we reduced the U.S. valuation allowance by $21.2 million and $1.8 million as the result of the Onshape and Frustum acquisitions, respectively. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2020 and 2019, the foreign rate differential predominantly relates to these Irish earnings.
On March 27, 2020, the U.S. Federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES ACT”).  The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak, which among other things contains numerous income tax provisions.   While we continue to evaluate the impact of the CARES Act, we do not currently believe it will have a material impact on our consolidated financial statements or related disclosures.
Operating Measures
ARR
ARR represents the annualized value of our portfolio of recurring customer arrangements as of the end of the reporting period, including subscription software, cloud, and support contracts.

We believe ARR is a valuable operating metric to measure the health of a subscription business because it captures expected subscription and support cash generation from customers, existing customer expansions, and includes the impact of net total churn, which reflects gross churn, offset by the impact of any pricing increases.
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
The non-GAAP financial measures exclude, as applicable, fair value adjustments related to acquired deferred revenue and deferred costs, stock-based compensation expense, amortization of acquired intangible assets, acquisition-related and other transactional charges included in general and administrative expenses, restructuring and other charges, net, and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the second quarter of 2020, we also incurred an interest penalty for the early redemption of the 6.000% Senior Notes due 2024, which is also excluded from our non-GAAP financial measures as it is a significant non-ordinary course charge.
The items excluded from these non-GAAP financial measures are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses non-GAAP financial measures in conjunction with our GAAP results, as should investors.
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

(in millions, except per share amounts)	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
GAAP revenue	$359.6	$290.5	$715.7	$625.1
Fair value of acquired deferred revenue	—	0.2	—	0.5
Non-GAAP revenue	$359.6	$290.7	$715.7	$625.6

GAAP gross margin	$276.6	$210.5	$545.3	$467.9
Fair value of acquired deferred revenue	—	0.2	—	0.5
Fair value of acquired deferred costs	—	(0.1)	—	(0.2)
Stock-based compensation	3.0	3.1	6.0	6.2
Amortization of acquired intangible assets included in cost of revenue	6.9	6.8	13.7	13.6
Non-GAAP gross margin	$286.5	$220.6	$565.0	$488.0

GAAP operating income (loss)	$50.0	$(22.9)	$80.5	$7.2
Fair value of acquired deferred revenue	—	0.2	—	0.5
Fair value of acquired deferred costs	—	(0.1)	—	(0.2)
Stock-based compensation	20.5	27.0	48.4	56.4
Amortization of acquired intangible assets included in cost of revenue	6.9	6.8	13.7	13.6
Amortization of acquired intangible assets	7.3	5.9	14.0	11.9
Acquisition-related and other transactional charges included in general and administrative expenses	0.3	0.4	7.4	0.8
Restructuring and other charges, net	18.2	27.0	32.3	45.5
Non-GAAP operating income	$103.2	$44.4	$196.3	$135.6

GAAP net income (loss)	$7.2	$(43.5)	$42.6	$(22.5)
Fair value of acquired deferred revenue	—	0.2	—	0.5
Fair value of acquired deferred costs	—	(0.1)	—	(0.2)
Stock-based compensation	20.5	27.0	48.4	56.4
Amortization of acquired intangible assets included in cost of revenue	6.9	6.8	13.7	13.6
Amortization of acquired intangible assets	7.3	5.9	14.0	11.9
Acquisition-related and other transactional charges included in general and administrative expenses	0.3	0.4	7.4	0.8
Restructuring and other charges, net	18.2	27.0	32.3	45.5
Debt early redemption premium	15.0	—	15.0	—
Income tax adjustments (1)	(6.9)	2.1	(38.8)	(12.7)
Non-GAAP net income	$68.5	$25.8	$134.6	$93.1

GAAP diluted earnings (loss) per share	$0.06	$(0.37)	$0.37	$(0.19)
Stock-based compensation	0.18	0.23	0.42	0.47
Amortization of acquired intangible assets	0.12	0.11	0.24	0.21
Acquisition-related and other transactional charges included in general and administrative expenses	—	—	0.06	0.01
Restructuring and other charges, net	0.16	0.22	0.28	0.38
Debt early redemption premium	0.13	—	0.13	—
Income tax adjustments (1)	(0.06)	0.02	(0.34)	(0.11)
Non-GAAP diluted earnings per share	$0.59	$0.22	$1.16	$0.78

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

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
GAAP operating margin	13.9%	(7.9)%	11.2%	1.1%
Fair value of acquired deferred revenue	—%	0.1%	—%	0.1%
Stock-based compensation	5.7%	9.3%	6.8%	9.0%
Amortization of acquired intangible assets	3.9%	4.4%	3.9%	4.1%
Acquisition-related and other transactional charges included in general and administrative expenses	0.1%	0.1%	1.2%	0.1%
Restructuring and other charges, net	5.1%	9.3%	4.5%	7.3%
Non-GAAP operating margin	28.7%	15.3%	27.4%	21.7%

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
Liquidity and Capital Resources

(in thousands)	March 28, 2020	March 30, 2019
Cash and cash equivalents (1)	$826,776	$294,299
Restricted cash	902	1,133
Short- and long-term marketable securities	56,941	56,415
Total	$884,619	$351,847

(in thousands)	Six months ended
	March 28, 2020	March 30, 2019
Cash provided by operating activities	$95,329	$162,344
Cash used by investing activities	(476,743)	(128,340)
Cash provided (used) by financing activities	944,143	(1,902)

(1)	The March 28, 2020 cash balance includes $530 million to be used for the redemption of our 6.000% Senior Notes due 2024 in May 2020.
Cash, cash equivalents and restricted cash
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $57 million with an average maturity of 11 months. At March 28, 2020, cash and cash equivalents totaled $827 million, compared to $270 million at September 30, 2019.

A significant portion of our cash is generated and held outside the U.S. As of March 28, 2020, we had cash and cash equivalents of $574 million in the U.S., $132 million in Europe, $93 million in Asia Pacific (including India), and $28 million in other non-U.S. countries. All the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents after use of $530 million to redeem the aggregate principal amount of 6.000% Senior Notes due 2024 on May 15, 2020 (such redemption to include $500 million in principal plus $30 million, which includes interest and an early redemption premium), marketable securities, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Cash provided by operating activities
Cash provided by operating activities was $95 million in the first six months of 2020, compared to $162 million in the first six months of 2019. Cash from operations for the first six months of 2020 includes $21 million of restructuring payments and $9 million of acquisition-related payments compared to $18 million of restructuring payments in the prior year period. The decrease in cash from operations in the first six months of 2020 compared to the same period in 2019 was due in part to lower accounts receivable collections particularly in Asia Pacific in the second quarter of 2020 compared to the second quarter of 2019 due to the last-time perpetual license sales in the first quarter of 2019 in that region. In addition, in the first six months of 2019, we received tenant reimbursements related to our new Seaport headquarters.
Cash used in investing activities
Cash used in investing activities reflects $469 million used for the Onshape acquisition in the first six months of 2020, compared to $70 million used for the Frustum acquisition in the first six months of 2019. Capital expenditures were approximately $41 million higher for the first six months of 2019 compared to the first six months of 2020, due to construction expenses for our new worldwide headquarters in the Boston Seaport District in 2019.
Cash used in financing activities
The net borrowings in the first six months of 2020 primarily reflect $1 billion in new notes issued in February 2020, compared to net borrowings of $95 million under our revolving credit facility in the first six months of 2019 for working capital requirements and the Frustum acquisition.
Outstanding Debt
As of March 28, 2020, we had:

(in millions)	March 28, 2020
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
6.000% Senior notes due 2024	500.0
Credit facility revolver	148.1
Total debt	1,648.1
Unamortized debt issuance costs for the Senior notes	(17.4)
Total debt, net of issuance costs	$1,630.7

Undrawn under credit facility revolver	$835.7
Undrawn under credit facility revolver available for borrowing	$393.1
As of March 28, 2020, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.
Our credit facility and our Senior Notes due 2024, 2025, and 2028 are described in Note 13. to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Future Expectations

Although we are anticipating $60 million less cash provided from operations for FY20 compared to FY'19, primarily due to the disruptive impact of COVID-19 on new bookings, we believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which capital expenditures we expect to be approximately $22 million in 2020) through at least the next twelve months and to meet our known long-term capital requirements. We have suspended our share repurchase program for FY20.
Our expected uses of cash could change, customers may delay payments to us due to the COVID-19 pandemic, our cash position could be reduced, and we could incur additional debt obligations if we decide to retire debt, to engage in strategic transactions or repurchase shares, any of which could be commenced, suspended or completed at any time.  Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  We also evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions.  The amounts involved in any debt retirement, share repurchases, or strategic transactions may be material.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS
In addition to other information set forth in this report and below, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
The extent to which the novel coronavirus COVID-19 may impact our business is uncertain and it could materially adversely affect our financial condition and results of operations.
The COVID-19 pandemic has significantly impacted global economic activity and has created future macroeconomic uncertainty. Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, temporary closures of businesses, and the adoption of remote working, have significantly changed the way we and our customers work. The effects and duration of this disruption are uncertain.
While PTC has been able to transition to remote working without significant disruption to our day-to-day operations, prolonged disruption and/or a slow recovery could negatively impact the businesses of our customers and, therefore, our business and financial condition.
For example, demand for our solutions has declined and could further decline due to challenges associated with conducting in person sales meetings and project scoping and implementation activities while social distancing measures are in place, which has deterred or prevented, and could further deter or prevent, customers from proceeding with new software purchases and deployments. Likewise, temporary plant closures, layoffs and furloughs at our customers and the challenges they face forecasting business needs in this time of global economic uncertainty have caused, and could continue to cause, our customers to delay or reduce new license purchases.
In addition, longer term plant closures and layoffs among our customer base could cause existing subscription customers to renew fewer existing licenses when their subscriptions come up for renewal and could cause existing support customers to discontinue support at the time of renewal. Although we have not experienced a significant increase in churn so far in FY20, we anticipate the possibility of an increase in churn to 8% for FY20. If actual churn exceeds these levels, our ARR and financial results and condition could be negatively impacted.
Reductions in new license sales and/or renewals and in professional services delivered could reduce our ARR growth or cause our ARR to decline, and would reduce our professional services revenue, all of which would adversely affect our revenue, earnings and cash flow.
The economic uncertainty caused by the COVID-19 pandemic has also caused our customers to focus on their liquidity. This focus on liquidity, or our customers’ lack of liquidity, could adversely affect our cash flows if we make concessions in the amount or timing of payments due from customers or if our customers do not pay when or as expected. Moreover, some of our resellers may face liquidity challenges, which could adversely affect our cash flows if they do not pay us when or as expected.
If our business declines due to the above, we could be required to reduce our expenses, which could result in material restructuring charges and/or reduce or delay investments in our business, including hiring. Reductions in our workforce and/or investments in our business could hamper our ability to recover and compete successfully, which could adversely affect our business and results of operations.
Finally, while we expect to have sufficient liquidity with cash on hand, cash generated from operations and amounts available under our credit facility to meet our working capital and capital expenditure requirements through at least the next twelve months and our known long-term capital requirements, declines in cash flows could adversely affect our liquidity and we may be unable to draw on our credit facility as we expect due to covenants under the credit facility. If our liquidity is significantly impaired, it would significantly adversely affect our business due to our inability to pay our suppliers and our employees. Further, a significant liquidity impairment could cause us to be unable to make the required periodic interest payments due on our outstanding Senior Notes due 2028 and 2025, which would constitute an event of default under the applicable notes, and cause the aggregate principal amount of those notes on which we defaulted to become due and payable.

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
For example, the COVID-19 pandemic has caused companies worldwide to close their offices and their employees to have to work remotely from their homes, which has focused companies on the need for solutions that empower and support remote work by employees. We believe customers and potential customers will increasingly seek software solutions that support remote work by employees. Although many of our solutions support remote work, others are less efficient at doing so. We have embarked on an effort to make our solutions available on a SaaS platform, however, this will require significant effort and investment and we cannot be sure that we will be able to make our solutions available as SaaS solutions as quickly as we expect. If we are unable to compete successfully with competitors offering SaaS solutions, we could lose customers and/or fail to attract new customers, which could cause us to lose revenue and market share, which would adversely affect our business and financial results.
In addition, competitive pressures could cause us to reduce our prices, which could reduce our revenue and margins.
Finally, our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors and potential competitors have greater name recognition in the markets we serve and greater financial, technical, sales and marketing, and other resources, which could limit our ability to gain customer recognition and confidence in our products and solutions and successfully sell our products and solutions, which could adversely affect our ability to grow our business.

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

4.4
Indenture, dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

4.5	Form of 3.625% senior unsecured notes due 2025 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

4.6	Form of 4.000% senior unsecured notes due 2028 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

10.1*	Form of Executive Agreement between the Company and each of Eduarda Camacho, Michael DiTullio and Kevin Wrenn.

10.2	Fifth Amendment dated April 10, 2020 to Lease dated December 14, 1999 by and between PTC Inc. and Boston Properties Limited Partnership.

10.3
Third Amended and Restated Credit Agreement, by and among the Company, PTC (IFSC) Limited, the lenders listed thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 ("Q2 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 28, 2020 and September 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 28, 2020 and March 30, 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 28, 2020 and March 30, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2020 and March 30, 2019; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended March 28, 2020 and March 30, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: May 6, 2020