Form 10-Q
period 2020-12-31
PTC INC.
filed 2021-02-04
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

There were 116,810,418 shares of our common stock outstanding on February 2, 2021.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$398,697	$275,458
Short-term marketable securities	—	28,129
Accounts receivable, net of allowance for doubtful accounts of $519 and $543 at December 31, 2020 and September 30, 2020, respectively	415,835	415,221
Prepaid expenses	72,877	69,408
Other current assets	48,795	45,231
Total current assets	936,204	833,447
Property and equipment, net	98,278	101,499
Goodwill	1,635,281	1,625,786
Acquired intangible assets, net	225,896	237,570
Long-term marketable securities	—	30,970
Deferred tax assets	186,536	190,963
Operating right-of-use lease assets	145,252	149,933
Other assets	221,441	212,570
Total assets	$3,448,888	$3,382,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,015	$24,910
Accrued expenses and other current liabilities	123,197	96,313
Accrued compensation and benefits	94,389	101,087
Accrued income taxes	9,808	7,011
Deferred revenue	424,701	416,804
Short-term lease obligations	30,128	34,635
Total current liabilities	712,238	680,760
Long-term debt	987,857	1,005,314
Deferred tax liabilities	11,852	12,431
Deferred revenue	9,354	9,661
Long-term lease obligations	176,318	180,388
Other liabilities	56,340	55,936
Total liabilities	1,953,959	1,944,490
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,664 and 116,125 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	1,167	1,161
Additional paid-in capital	1,623,379	1,602,728
Accumulated deficit	(38,752)	(62,267)
Accumulated other comprehensive loss	(90,865)	(103,374)
Total stockholders’ equity	1,494,929	1,438,248
Total liabilities and stockholders’ equity	$3,448,888	$3,382,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2020	December 28, 2019
Revenue:
License	$177,175	$123,430
Support and cloud services	216,245	190,936
Total software revenue	393,420	314,366
Professional services	35,630	41,744
Total revenue	429,050	356,110
Cost of revenue:
Cost of license revenue	13,256	13,173
Cost of support and cloud services revenue	38,342	38,928
Total cost of software revenue	51,598	52,101
Cost of professional services revenue	35,232	35,304
Total cost of revenue	86,830	87,405
Gross margin	342,220	268,705
Operating expenses:
Sales and marketing	124,725	107,604
Research and development	70,835	65,308
General and administrative	49,528	44,557
Amortization of acquired intangible assets	6,547	6,777
Restructuring and other charges, net	247	14,034
Total operating expenses	251,882	238,280
Operating income	90,338	30,425
Interest expense	(11,518)	(12,098)
Other income (expense), net	(1,413)	704
Income before income taxes	77,407	19,031
Provision (benefit) for income taxes	53,892	(16,424)
Net income	$23,515	$35,455
Earnings per share—Basic	$0.20	$0.31
Earnings per share—Diluted	$0.20	$0.31
Weighted-average shares outstanding—Basic	116,401	115,190
Weighted-average shares outstanding—Diluted	117,605	115,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2020	December 28, 2019
Net income	$23,515	$35,455
Other comprehensive income, net of tax:
Hedge loss arising during the period, net of tax benefit of $0 million and $1.1 million in the first quarter of 2021 and 2020, respectively	(6,779)	(3,343)
Foreign currency translation adjustment, net of tax of $0 for each period	19,975	10,147
Unrealized loss on marketable securities, net of tax of $0 for each period	(307)	(7)
Amortization of net actuarial pension loss included in net income, net of tax of $0.3 million and $0.3 million in the first quarter of 2021 and 2020, respectively	732	674
Change in unamortized pension loss during the period related to changes in foreign currency	(1,112)	(622)
Other comprehensive income	12,509	6,849
Comprehensive income	$36,024	$42,304

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2020	December 28, 2019
Cash flows from operating activities:
Net income	$23,515	$35,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,835	19,588
Amortization of right-of-use lease assets	9,391	8,757
Stock-based compensation	46,088	27,936
Other non-cash items, net	(331)	(1,223)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	10,315	34,314
Accounts payable and accrued expenses	12,381	(11,959)
Accrued compensation and benefits	(9,252)	(3,563)
Deferred revenue	(851)	(34,952)
Accrued income taxes	44,537	(42,702)
Other current assets and prepaid expenses	4,288	(1,974)
Operating lease liabilities	(9,501)	(393)
Other noncurrent assets and liabilities	(35,653)	(21,772)
Net cash provided by operating activities	113,762	7,512
Cash flows from investing activities:
Additions to property and equipment	(2,857)	(4,707)
Purchases of short- and long-term marketable securities	(7,562)	(5,592)
Proceeds from sales of short- and long-term marketable securities	56,170	—
Proceeds from maturities of short- and long-term marketable securities	9,861	5,499
Acquisitions of businesses, net of cash acquired	—	(467,749)
Purchases of investments	(1,000)	—
Purchase of intangible assets	(550)	—
Settlement of net investment hedges	(7,359)	(870)
Net cash provided by (used in) investing activities	46,703	(473,419)
Cash flows from financing activities:
Borrowings under credit facility	—	455,000
Repayments of borrowings under credit facility	(18,000)	—
Debt issuance costs	—	(1,005)
Payments of withholding taxes in connection with stock-based awards	(24,500)	(22,849)
Payments on principal for financing leases	(279)	—
Net cash provided by (used in) financing activities	(42,779)	431,146
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,553	1,991
Net change in cash, cash equivalents, and restricted cash	123,239	(32,770)
Cash, cash equivalents, and restricted cash, beginning of period	275,960	270,689
Cash, cash equivalents, and restricted cash, end of period	$399,199	$237,919
Supplemental disclosure of non-cash financing activities:
Withholding taxes in connection with stock-based awards, accrued	$(931)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2020
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2020	116,125	$1,161	$1,602,728	$(62,267)	$(103,374)	$1,438,248
Common stock issued for employee stock-based awards	802	8	(8)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(263)	(2)	(25,429)	—	—	(25,431)
Compensation expense from stock-based awards	—	—	46,088	—	—	46,088
Net income	—	—	—	23,515	—	23,515
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(6,779)	(6,779)
Foreign currency translation adjustment	—	—	—	—	19,975	19,975
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	(380)	(380)
Balance as of December 31, 2020	116,664	$1,167	$1,623,379	$(38,752)	$(90,865)	$1,494,929

	Three months ended December 28, 2019
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2019	114,899	$1,149	$1,502,949	$(191,390)	$(110,710)	$1,201,998
ASU 2016-02 (ASC 842) adoption	—	—	—	(1,572)	—	(1,572)
Common stock issued for employee stock-based awards	903	9	(9)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(308)	(3)	(22,846)	—	—	(22,849)
Compensation expense from stock-based awards	—	—	27,936	—	—	27,936
Net income	—	—	—	35,455	—	35,455
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(3,343)	(3,343)
Foreign currency translation adjustment	—	—	—	—	10,147	10,147
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(7)	(7)
Change in pension benefits, net of tax	—	—	—	—	52	52
Balance as of December 28, 2019	115,494	$1,155	$1,508,030	$(157,507)	$(103,861)	$1,247,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. The September 30, 2020 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. In the first quarter of 2021, we changed our fiscal calendar from thirteen-week quarters ending on a Saturday to three-month quarters ending on the last calendar day of the third month. There was no change to our fiscal year-end. We do not expect that this change will materially impact comparability of our financial results for fiscal years 2021 and 2020. Because our fiscal year-end did not change, we were not required to file a transition report. The first quarter of 2021 ended on December 31, 2020 and the first quarter of 2020 ended on December 28, 2019. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Risks and Uncertainties - COVID-19 Pandemic

In December 2019, the virus that causes COVID-19 surfaced. The virus has spread worldwide, including the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic has significantly impacted global economic activity and has created macroeconomic uncertainty.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the quarter ended December 31, 2020, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted the new standard prospectively effective October 1, 2020. As a result of the adoption, we are required to capitalize certain costs related to the implementation of cloud computing arrangements. Capitalized costs related to cloud computing arrangements for the three months ended December 31, 2020, which are included in other current assets on the Consolidated Balance Sheets, were not material.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which, along with subsequent amendments, replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates. We adopted the new standard effective October 1, 2020, with no impact on our consolidated financial statements.

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

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	December 31, 2020	September 30, 2020
Contract asset	$12,016	$11,984
Deferred revenue	$434,055	$426,465

As of December 31, 2020, $7.0 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. Approximately $5.3 million of the September 30, 2020 contract asset balance was transferred to receivables during the three months ended December 31, 2020 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $5.3 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the three months ended December 31, 2020.

During the three months ended December 31, 2020, we recognized $193.4 million of revenue that was included in deferred revenue as of September 30, 2020 and there were additional deferrals of $201.0 million, primarily related to new billings. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of December 31, 2020 was $529.9 million, compared to total short- and long-term receivables as of September 30, 2020 of $511.3 million.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, where there are isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the variable consideration included in the transaction price is constrained to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2020 and September 30, 2020, the total refund liability was $37.7 million and $34.5 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Effective October 1, 2020, we adopted ASC 326, Financial Instruments—Credit Losses, which replaces the incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.5 million as of December 31, 2020 and September 30, 2020. Uncollectible trade accounts receivable written-off and bad debt expense were immaterial in the first quarter of 2021.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs (primarily commissions) are amortized proportionately related to revenue over five years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of December 31, 2020 and September 30, 2020, deferred costs of $36.7 million and $33.9 million, respectively, were included in other current assets and $74.7 million and $72.9 million, respectively, were included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $10.4 million and $7.7 million in the three months ended December 31, 2020 and December 28, 2019, respectively. There were no impairments of the contract cost asset in the three months ended December 31, 2020 and December 28, 2019.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2020, the amounts include additional performance obligations of $434.1 million recorded in deferred revenue and $941.4 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 85% of the total $1,375.5 million over the next 24 months, with the remaining amount thereafter. Certain of our multi-year subscription contracts with start dates on or after October 1, 2018 contain a limited annual cancellation right. For such cancellable subscription contracts, we consider each annual period a discrete contract. Early in the fourth quarter of 2019, we discontinued offering the cancellation right for substantially all new contracts.

Remaining performance obligations do not include the cancellable value for subscriptions which contain this clause.

Disaggregation of Revenue

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Recurring revenue	$384,957	$305,368
Perpetual license	8,463	8,998
Professional services	35,630	41,744
Total revenue	$429,050	$356,110

For further disaggregation of revenue by geographic region and product group see Note 11. Segment and Geographic Information.

3. Restructuring and Other Charges

Restructuring and other charges, net includes restructuring charges (credits), headquarters relocation charges, and impairment and accretion expense charges related to the lease assets of exited facilities. Refer to Note 14. Leases for additional information about exited facilities.

For the three months ended December 31, 2020, restructuring and other charges, net totaled $0.2 million, of which $0.1 million is attributable to restructuring charges and $0.1 million is related to exited facilities.

For the three months ended December 28, 2019, restructuring and other charges, net totaled $14.0 million, of which $13.8 million is attributable to restructuring charges and $0.2 million is related to headquarters relocation charges.

Restructuring Charges

During the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. The restructuring plan resulted in charges of $30.8 million through fiscal year 2020 for termination benefits associated with approximately 250 employees. During the three months ended December 31, 2020, we incurred charges of $0.2 million in connection with this restructuring plan.

The following table summarizes restructuring accrual activity for the three months ended December 31, 2020:

(in thousands)	Employee severance and related benefits	Facility closures and related costs	Total
October 1, 2020	$3,992	$5,995	$9,987
Charges to operations, net	160	(29)	131
Cash disbursements	(2,733)	(687)	(3,420)
Foreign exchange impact	42	12	54
Accrual, December 31, 2020	$1,461	$5,291	$6,752

The following table summarizes restructuring accrual activity for the three months ended December 28, 2019:

(in thousands)	Employee severance and related benefits	Facility closures and related costs	Total
October 1, 2019	$298	$30,788	$31,086
ASC 842 adoption	—	(16,462)	(16,462)
Charges to operations, net	13,631	127	13,758
Cash disbursements	(58)	(873)	(931)
Foreign exchange impact	156	(1)	155
Accrual, December 28, 2019	$14,027	$13,579	$27,606

The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Of the accrual for facility closures and related costs, as of December 31, 2020, $2.7 million is included in accrued expenses and other current liabilities and $2.6 million is included in other liabilities in the Consolidated Balance Sheets.

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

The following table shows restricted stock unit activity for the three months ended December 31, 2020:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2020	3,509	$79.13
Granted(1)	925	$100.20
Vested	(801)	$79.41
Forfeited or not earned	(36)	$78.79
Balance of outstanding restricted stock units, December 31, 2020	3,597	$84.61
(1)	Restricted stock granted includes 33,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2020.

(in thousands)	Restricted Stock Units
Grant Period	Performance- based RSUs(1)	Service-based RSUs(2)	Total Shareholder Return RSUs(3)
First three months of 2021	90	712	90

(1)

The performance-based RSUs were granted to our executives and are eligible to vest based upon annual increasing performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2021, November 15, 2022 and November 15, 2023, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (a maximum aggregate of 179 thousand RSUs).

(2)

The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

(3)	The Total Shareholder Return RSUs (TSR RSUs) were granted to our executives pursuant to the terms described below.

The number of TSR RSUs that vest over the three-year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2021, 2022 and 2023, respectively. The RSUs earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of TSR RSUs eligible to be earned for the period (up to a maximum aggregate of 179 thousand RSUs). No vesting will occur in a period unless an annual threshold requirement is achieved. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the TSR RSUs will vest for the measurement period.

The weighted-average fair value of the TSR RSUs was $124.04 per target RSU on the grant date. The fair value of the TSR RSUs was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the historical volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	41.5%
Risk free interest rate	0.21%
Dividend yield	—%

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Cost of license revenue	$20	$—
Cost of support and cloud services revenue	2,302	1,486
Cost of professional services revenue	2,112	1,557
Sales and marketing	14,999	7,452
Research and development	8,443	6,932
General and administrative	18,212	10,509
Total stock-based compensation expense	$46,088	$27,936

Stock-based compensation expense includes $1.9 million in the first quarter of 2021 and $1.5 million in the first quarter of 2020 related to the ESPP.

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

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended
	December 31, 2020	December 28, 2019
Net income	$23,515	$35,455
Weighted-average shares outstanding—Basic	116,401	115,190
Dilutive effect of restricted stock units	1,204	501
Weighted-average shares outstanding—Diluted	117,605	115,691
Earnings per share—Basic	$0.20	$0.31
Earnings per share—Diluted	$0.20	$0.31

There were 0.1 million anti-dilutive shares for the three months ended December 31, 2020. There were 1.3 million anti-dilutive shares for the three months ended December 28, 2019.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. We did not repurchase any shares in the first quarter of 2021 or the first quarter of 2020. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions

Acquisition-related costs in the first quarter of 2021 totaled $3.9 million, compared to $7.1 million in the first quarter of 2020. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Our results of operations include the results of acquired businesses beginning on their respective acquisition date. Our results of operations for the reported periods, if presented on a pro forma basis, would not differ materially from our reported results.

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

The purchase price allocation resulted in $364.9 million of goodwill, $56.8 million of customer relationships, $47.3 million of purchased software, $3.6 million of trademarks and $4.1 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 10 years, 16 years, and 15 years, respectively, based on the expected benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by the expected acceleration of CAD and PLM growth, especially in the low end of the market, and participation in expected future growth of the CAD and PLM SaaS market. In addition, over the longer term, we anticipate building products based on the Onshape SaaS technology platform, which is the basis for Atlas.

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

As of December 31, 2020, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,815.7 million and attributable to our Professional Services segment was $45.5 million. As of September 30, 2020, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,818.1 million and attributable to our Professional Services segment was $45.3 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We completed our annual goodwill impairment review as of June 27, 2020 based on a quantitative assessment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its estimated fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends; current budgets and operating plans, including consideration of the impact of the COVID-19 pandemic on our future results; and industry data. The estimated fair value of each reporting unit exceeded its carrying value as of June 27, 2020. Through December 31, 2020, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 31, 2020			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$1,635,281			$1,625,786
Intangible assets with finite lives (amortized):
Purchased software	$446,336	$317,753	$128,583	$443,275	$309,124	$134,151
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	423,719	332,787	90,932	418,953	322,092	96,861
Trademarks and trade names	22,854	16,473	6,381	22,687	16,129	6,558
Other	4,082	4,082	—	4,017	4,017	—
Total intangible assets with finite lives	$919,868	$693,972	$225,896	$911,809	$674,239	$237,570
Total goodwill and acquired intangible assets			$1,861,177			$1,863,356

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2020	$1,583,316	$42,470	$1,625,786
Foreign currency translation adjustment	9,247	248	9,495
Balance, December 31, 2020	$1,592,563	$42,718	$1,635,281

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Amortization of acquired intangible assets	$6,547	$6,777
Cost of license revenue	6,267	6,799
Total amortization expense	$12,814	$13,576

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

The principal market in which we execute our foreign currency derivatives is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large financial institutions. Our foreign currency derivatives’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020 were as follows:

(in thousands)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$202,004	$—	$—	$202,004
Derivative instruments	—	1,745	—	1,745
Convertible note	—	—	1,000	1,000
Total financial assets	$202,004	$1,745	$1,000	$204,749
Financial liabilities:
Forward contracts	—	913	—	913
Total financial liabilities	$—	$913	$—	$913

(in thousands)	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$105,299	$—	$—	$105,299
Marketable securities:
Corporate notes/bonds	59,099	—	—	59,099
Derivative instruments	—	903	—	903
Total financial assets	$164,398	$903	$—	$165,301
Financial liabilities:
Forward contracts	—	1,073	—	1,073
Total financial liabilities	$—	$1,073	$—	$1,073

Non-Marketable Equity and Level 3 Debt Investments

We account for non-marketable equity investments at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. Changes in fair value of non-marketable equity investments are recorded in other income (expense), net on the Consolidated Statements of Operations. The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $8.9 million as of both December 31, 2020 and September 30, 2020.

In the first quarter of 2021, we invested $1.0 million into a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet. The following table provides a summary of changes in the fair value of our Level 3 investment for the three months ended December 31, 2020 (in thousands):

Balance, October 1, 2020	$—
Investment	1,000
Balance, December 31, 2020	$1,000

9. Marketable Securities

We did not hold any marketable securities as of December 31, 2020. In December 2020, we sold our remaining marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material. The amortized cost and fair value of marketable securities as of September 30, 2020 were as follows:

(in thousands)	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate notes/bonds	$58,793	$323	$(17)	$59,099

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2020:

(in thousands)	September 30, 2020
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
Corporate notes/bonds	$9,841	$(17)	$—	$—	$9,841	$(17)

The following table presents our marketable securities by contractual maturity date as of September 30, 2020:

(in thousands)	September 30, 2020
	Amortized cost	Fair value
Due in one year or less	$27,727	$27,899
Due after one year through three years	31,066	31,200
Total	$58,793	$59,099

10. Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, China, Israel, India and Sweden. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. Dollar value of anticipated transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage the exposures to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivatives transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Derivative assets(1):
Forward Contracts	$583	$3	$620	$900
Options	$—	$—	$542	$—
Derivative liabilities(2):
Forward Contracts	$—	$306	$913	$767

(1)	As of December 31, 2020 and September 30, 2020, current derivative assets of $1.7 million and $0.9 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.
(2)

As of December 31, 2020 and September 30, 2020, current derivative liabilities of $0.9 million and $1.1 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they would be adversely affected by changes in Euro exchange rates. These contracts have maturities of up to approximately ten months. We do not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into options only as an economic hedge, any loss on the underlying Euro-denominated forecasted plan rate would be offset by the gain on the put option. Gains on put options are included in other income (expense), net.

As of December 31, 2020 and September 30, 2020, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2020	September 30, 2020
Canadian / U.S. Dollar	$5,696	$6,847
Euro / U.S. Dollar(1)	569,595	390,673
British Pound / U.S. Dollar	7,525	6,328
Israeli Shekel / U.S. Dollar	9,468	9,503
Japanese Yen / U.S. Dollar	29,174	50,379
Swiss Franc / U.S. Dollar	8,969	12,874
Swedish Krona / U.S. Dollar	9,189	18,871
Chinese Renminbi / U.S. Dollar	11,698	5,415
Taiwanese Dollar / U.S. Dollar	4,195	1,482
All other	11,268	10,090
Total	$666,777	$512,462

(1)

As of December 31, 2020, $380.9 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $188.7 million relates to options. As of September 30, 2020, all of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended December 31, 2020 and December 28, 2019:

(in thousands)		Three months ended
	Location of Loss	December 31, 2020	December 28, 2019
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(1,587)	$(536)

In the three months ended December 31, 2020, foreign currency losses, net were $1.8 million. In the three months ended December 28, 2019, there were no gains or losses on foreign currency.

Net Investment Hedges

We translate balance sheet accounts of subsidiaries with foreign functional currencies into the U.S. Dollar using the exchange rate at each balance sheet date. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. We designate certain foreign exchange forward contracts as net investment hedges against exposure on translation of balance sheet accounts of Euro functional subsidiaries. Net investment hedges partially offset the impact of foreign currency translation adjustment recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of net investment hedge foreign exchange forward contracts is approximately three months.

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

As of December 31, 2020 and September 30, 2020, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2020	September 30, 2020
Euro / U.S. Dollar	$188,981	$164,885

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 31, 2020 and December 28, 2019:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2020	December 28, 2019
Gain (loss) recognized in OCI	OCI	$580	$(3,565)
Gain (loss) reclassified from OCI	OCI	2,942	(762)
Gain recognized, excluded portion	Other income (expense), net	307	1,229

As of December 31, 2020, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2020:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2020	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$1,203	$—	$1,203	$(913)	$—	$290

The following table sets forth the offsetting of derivative liabilities as of December 31, 2020:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2020	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$913	$—	$913	$(913)	$—	$—

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

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Software Products
Revenue	$393,420	$314,366
Operating costs(1)	105,401	102,192
Profit	288,019	212,174

Professional Services
Revenue	35,630	41,744
Operating costs(2)	33,120	33,747
Profit	2,510	7,997

Total segment revenue	429,050	356,110
Total segment costs	138,521	135,939
Total segment profit	290,529	220,171

Unallocated operating expenses:
Sales and marketing expenses	109,726	100,152
General and administrative expenses	27,400	26,919
Restructuring and other charges, net	247	14,034
Intangibles amortization	12,814	13,576
Stock-based compensation	46,088	27,936
Other unallocated operating expenses(3)	3,916	7,129
Total operating income	90,338	30,425

Interest expense	(11,518)	(12,098)
Other income (expense), net	(1,413)	704
Income before income taxes	$77,407	$19,031

(1)	Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2)	Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation.
(3)	Other unallocated operating expenses include acquisition-related and other transactional costs.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Americas	$202,279	$155,973
Europe	162,319	136,521
Asia Pacific	64,452	63,616
Total revenue	$429,050	$356,110

12. Income Taxes

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Income before income taxes	$77,407	$19,031
Provision (benefit) for income taxes	$53,892	$(16,424)
Effective income tax rate	70%	(86)%

In the first quarter of 2021 and 2020, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2021 and 2020, the foreign rate differential predominantly relates to these Irish earnings. In addition, the effective tax rate was impacted by the matters described below.

Our first quarter of 2021 results include a charge of $35.3 million related to the effects of a tax matter in the Republic of Korea (South Korea) of $32.4 million, and the resulting impact on U.S. income taxes of $2.9 million. The charge relates to an assessment with respect to various tax issues, primarily foreign withholding taxes, under appeal in South Korea. We received an assessment of approximately $12 million from the tax authorities in South Korea in the fourth quarter of 2016 for the years 2011 to 2015 and paid the assessment in the first quarter of 2017. We appealed that assessment and believed that upon completion of the multi-level appeal process it was more likely than not that our positions would be sustained. However, in December 2020, our appeal to the Seoul High Court (an intermediate appellate court) was rejected. We have appealed this decision to the Supreme Court of the Republic of Korea. We continue to believe that our position is meritorious, and we will aggressively pursue our position with the Supreme Court.

In the first quarter of 2020, we reduced our previously established U.S. valuation allowance by $21.0 million as the result of the Onshape acquisition.

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

As of December 31, 2020 and September 30, 2020, we had unrecognized tax benefits of $46.3 million and $16.1 million, respectively. If all our unrecognized tax benefits as of December 31, 2020 were to become recognizable in the future, we would record a benefit to the income tax provision of $46.3 million, which would be partially offset by an increase in the U.S. valuation allowance of $7.9 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $30 million.

13. Debt

At December 31, 2020 and September 30, 2020, we had the following long-term debt obligations:

(in thousands)	December 31, 2020	September 30, 2020
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	—	18,000
Total debt	1,000,000	1,018,000
Unamortized debt issuance costs for the senior notes(2)	(12,143)	(12,686)
Total debt, net of issuance costs	$987,857	$1,005,314

(1)

Unamortized debt issuance costs related to the credit facility were $4.6 million and $4.9 million as of December 31, 2020 and September 30, 2020, respectively, and are included in other assets on the Consolidated Balance Sheets.

(2)	Unamortized debt issuance costs are included in long-term debt on the Consolidated Balance Sheets.

Senior Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of December 31, 2020, the total estimated fair value of the 2028 and 2025 notes was approximately $525.0 million and $515.8 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of December 31, 2020.

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

Credit Agreement

In February 2020, we entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, for a new secured multi-currency bank credit facility with a syndicate of banks. The new credit facility replaced our prior credit facility. As with the prior credit facility, we expect to use the new credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of December 31, 2020, the fair value of our credit facility approximates its book value.

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

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. We did not have any borrowings outstanding as of December 31, 2020, but the annual rate on new borrowings drawn in January 2021 was 2.0% (see Note 16. Subsequent Events). Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBO rates (or agreed successor rates) for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.

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

As of December 31, 2020, our total leverage ratio was 2.03 to 1.00, our senior secured leverage ratio was 0.03 to 1.00 and our interest coverage ratio was 8.43 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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

In the first quarter of 2021 and 2020, we paid $0.7 million and $16.9 million of interest on our debt, respectively. The average interest rate on borrowings outstanding during the first quarter of 2021 and 2020 was approximately 3.8% and 4.9%, respectively.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as that of the lease payments at commencement date. The right-of-use assets include any lease payments made and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term.

Our operating leases expire at various dates through 2037. Our lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These variable payments include insurance, taxes, consumer price index payments, and payments for maintenance and utilities.

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts (the Boston lease). The Boston lease is for approximately 250,000 square feet and runs from January 1, 2019 through June 30, 2037. Base rent for the first year of the lease is $11.0 million and increases by $1 per square foot per year thereafter ($0.3 million per year). Base rent first became payable on July 1, 2020. In addition to the base rent, we are required to pay our pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). We are currently paying approximately $7.1 million annually of Additional Rent. The lease provides for $25 million in landlord funding for leasehold improvements ($100 per square foot). The leasehold improvement funding provision was fully utilized by us and was reflected as a derecognition adjustment to the right-of-use asset in October 2020. In February 2019, we subleased a portion of our headquarters through June 30, 2022. We will receive approximately $9.1 million in sublease income over the course of the lease.

The components of lease cost reflected in the Consolidated Statement of Operations for the three months ended December 31, 2020 and December 28, 2019 were as follows:

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Operating lease cost	$9,391	$8,757
Short-term lease cost	548	1,874
Variable lease cost	2,387	1,914
Sublease income	(1,084)	(1,012)
Total lease cost	$11,242	$11,533

Supplemental cash flow and right-of-use assets information for the three months ended December 31, 2020 and December 28, 2019 was as follows:

(in thousands)	Three months ended
	December 31, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,060	$5,498
Financing cash flows from financing leases	$279	$—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$594	$5,380
Financing leases	$—	$1,500

Supplemental balance sheet information related to the leases as of December 31, 2020 was as follows:

As of December 31, 2020
Weighted-average remaining lease term - operating leases	12.5 years
Weighted-average remaining lease term - financing leases	4.75 years
Weighted-average discount rate - operating leases	5.6%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands)	Operating Leases
Remainder of 2021	$32,718
2022	31,181
2023	22,246
2024	20,294
2025	17,360
Thereafter	170,423
Total future lease payments	$294,222
Less: imputed interest	(87,776)
Total	$206,446

Exited (Restructured) Facilities

As of December 31, 2020, we have net liabilities of $7.6 million related to excess facilities (compared to $11.3 million at September 30, 2020), representing $2.6 million of right-of-use assets and $10.2 million of lease obligations, of which $6.6 million is classified as short term and $3.6 million is classified as long term. Variable costs related to these exited facilities are included in our restructuring accrual. All expenses and income associated with exited facilities are included in restructuring and other charges, net (refer to Note 3. Restructuring and Other Charges).

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of December 31, 2020, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $2.3 million and uncommitted sublease income of approximately $0.3 million.

In the first quarter of 2021 and 2020, we made payments of $3.8 million and $2.4 million, respectively, related to lease costs for exited facilities.

15. Commitments and Contingencies

Legal and Regulatory Matters

Korean Tax Audit

We continue to appeal an assessment from the tax authorities in South Korea. In the first quarter of 2021, we recorded a charge of $35.3 million associated with this matter. See Note 12. Income Taxes for additional information.

Legal Proceedings

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. PTC has filed its response to the complaint and is defending the case vigorously. We are currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on our financial position, results of operations or cash flows.

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

Accruals

In addition to the matters listed above, we are subject to legal claims against us in the ordinary course of business. With respect to such legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of December 31, 2020, we estimate that the range of possible outcomes in legal proceedings and claims is immaterial.

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

16. Subsequent Events

Acquisition

On January 15, 2021, we acquired Arena Solutions, creators of a Software as a Service (SaaS) product lifecycle management (PLM) solution, for approximately $715 million, net of cash acquired. The acquisition, together with Onshape, our SaaS CAD offering, is expected to accelerate our ability to attract new customers with a suite of SaaS-based product offerings and position the company to capitalize on the SaaS market opportunity.

Borrowings under Credit Facility

In January 2021, we borrowed $600 million under our existing credit facility to acquire Arena, bringing our total outstanding indebtedness to approximately $1.6 billion.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, debt repayment and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect, or may deteriorate, due to, among other factors, the COVID-19 pandemic, which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, all of which would adversely affect ARR and our financial results, including cash flow; our businesses, including our SaaS businesses, may not expand and/or generate the revenue or ARR we expect if customers are slower to adopt our technologies than we expect or if they adopt competing technologies; we may be unable to generate sufficient operating cash flow to repay our outstanding debt when or as we expect or to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits or other matters could preclude such repayment and/or repurchases; foreign exchange rates may differ materially from those we expect; orders associated with minimum purchase commitments under our Strategic Alliance Agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers, which could cause the ARR associated with those orders to churn in the future; our strategic initiatives and investments may not generate the revenue or ARR we expect; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

Operating and Non-GAAP Financial Measures

Our discussion of results includes discussion of our ARR (Annual Run Rate) operating measure, non-GAAP financial measures, and disclosure of our results on a constant currency basis. ARR and our non-GAAP financial measures, including the reasons we use those measures, are described below in Results of Operations - Operating Measure and Results of Operations - Non-GAAP Financial Measures, respectively. The methodology used to calculate constant currency disclosures is described in Results of Operations - Impact of Foreign Currency Exchange on Results of Operations. You should read those sections to understand our operating measure, non-GAAP financial measures, and constant currency disclosures.

Executive Overview

ARR of $1.34 billion represents 16% growth (12% on a constant currency basis) compared to Q1’20 driven by continued momentum in our Core business and solid performance in our Growth business. First quarter revenue was up 20% year over year, driven by 26% recurring revenue growth. Our Q1’21 operating margin increased compared to the year-ago period, primarily due to higher revenue and continued operating expense discipline. Our Q1’21 EPS was down primarily due to a higher tax rate resulting from reserves related to a South Korean tax exposure, primarily related to foreign withholding taxes (see Note 12. Income Taxes to the Condensed Consolidated Financial Statements on this Form 10-Q).

We generated a Q1 record of $114 million of cash from operations in Q1'21 compared to $8 million in Q1'20, primarily reflecting higher collections and lower interest payments. During Q1’21, we also liquidated all our investments in marketable securities, resulting in proceeds of $56 million. We ended Q1’21 with $399 million of cash and cash equivalents and $1.0 billion of debt outstanding, which was comprised of senior notes with a weighted average cost of debt of 3.8%.

In January 2021, we acquired Arena Solutions, Inc., creators of a leading Software as a Service (SaaS) product lifecycle management (PLM) solution, for approximately $715 million, net of cash acquired. We financed the acquisition with available cash on hand and $600 million of borrowings under our existing credit facility.

Future Expectations

Our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions, which has been adversely impacted by the COVID-19 pandemic as customers delay purchases due to the macroeconomic uncertainty and the inability to implement many of our solutions due to the on-site work generally required to do so. In addition, existing customers may renew fewer license subscriptions as their own operations are affected by the ongoing pandemic. Additionally, under the subscription license model, particularly sales of products in our growth business, customers may place smaller initial orders than under a perpetual license model. Sales of our products may have long lead times as they often follow a lengthy product selection and evaluation process and, for existing customers, are influenced by contract duration and expiration cycles. Accordingly, the amount of revenue attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. This may cause volatility in our results.

Despite the challenges associated with the COVID-19 pandemic, we currently anticipate ARR, revenue, and operating income growth in FY’21. We expect churn to improve compared to FY’20 but remain slightly higher than it was in FY’19.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	December 31, 2020	December 28, 2019	Actual	Constant Currency(1)
Recurring revenue	$385.0	$305.4	26%	23%
Perpetual license	8.5	9.0	(6)%	(8)%
Professional services	35.6	41.7	(15)%	(18)%
Total revenue	429.1	356.1	20%	17%
Total cost of revenue	86.8	87.4	(1)%	(3)%
Gross margin	342.2	268.7	27%	23%
Operating expenses	251.9	238.3	6%	4%
Total costs and expenses	338.7	325.7	4%	3%
Operating income	$90.3	$30.4	197%	151%
Non-GAAP operating income(1)	$153.4	$93.1	65%	54%
Operating margin	21.1%	8.5%
Non-GAAP operating margin(1)	35.8%	26.1%
Diluted earnings per share	$0.20	$0.31
Non-GAAP diluted earnings per share(1)(2)	$0.97	$0.57
Cash flow from operations(3)	$113.8	$7.5
Free cash flow(4)	$110.9	$2.8

(1)

See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.

(2)

We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the FY’21 and FY’20 non-GAAP tax provisions are calculated assuming there is no valuation allowance. In Q1'20, our GAAP results included a benefit of $21.0 million related to the release of a valuation allowance related to the Onshape acquisition. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, this benefit has been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our Q1'21 non-GAAP results exclude tax expense of $34.6 million related to a non-U.S. tax exposure, primarily related to foreign withholding taxes.

(3)

Cash flow from operations for Q1'21 includes $7.3 million of restructuring payments and $2.9 million of acquisition-related payments. Cash flow from operations for Q1'20 includes $3.3 million of restructuring payments and $6.4 million of acquisition-related payments.

(4)	Free cash flow is cash from operations net of capital expenditures of $2.9 million and $4.7 million in Q1’21 and Q1’20, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 60% of our revenue and 40% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly and year-to-date periods for FY’21 and FY’20 by the exchange rates in effect on September 30, 2020. The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Revenue

Our revenue results quarter to quarter are impacted by contract terms, including the duration and start dates of our subscription contracts, due to our up-front recognition of subscription license revenue. We are expanding our SaaS offerings and are releasing additional cloud functionality into our products. As a result, our revenue will be impacted over time as a higher portion of it will be recognized ratably.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2020	December 28, 2019	Actual	Constant Currency
License	$177.2	$123.4	44%	39%
Support and cloud services	216.2	191.0	13%	10%
Software revenue	393.4	314.4	25%	22%
Professional services	35.6	41.7	(15)%	(18)%
Total revenue	$429.1	$356.1	20%	17%

Software revenue in Q1’21 increased over Q1’20 due to subscription revenue growth, offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. In Q1’21, subscription license revenue grew 47% (43% constant currency) compared to Q1’20, primarily due to selling contracts with longer durations and more large deals. Subscription support and cloud services grew 37% (34% constant currency) while perpetual support decreased 14% (16% constant currency) compared to Q1’20, primarily due to conversions from perpetual support to subscription.

Professional services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Our expectation is that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services, and in the near term will trend down due to the effects of the COVID-19 pandemic.

Professional services revenue declined in the quarter due to challenges with project scoping and implementation activities and performance due to social distancing measures and facility closures implemented to address the COVID-19 pandemic. Additionally, professional services revenue was impacted by a prior-year extension to complete work on a large fixed price contract, which has led to lower revenue in Q1’21 compared to Q1’20 on that contract.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2020	December 28, 2019	Actual	Constant Currency
Core (CAD and PLM)	$289.5	$226.2	28%	24%
Growth (IoT, AR, Onshape)	57.7	43.2	34%	31%
FSG (Focused Solutions Group)	46.2	45.0	3%	0%
Software revenue	$393.4	$314.4	25%	22%

Core Product software revenue growth in Q1’21 compared to the year-ago period was driven by subscription revenue growth of 47% (42% constant currency), offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. ARR increased 17% (12% constant currency) for Q1’21 compared to Q1’20, reflecting mid-teens ARR growth in PLM and high single-digit growth in CAD as customers pursue their digital transformation initiatives.

Growth Product software revenue increased in Q1’21 due to subscription revenue growth of 47% (44% constant currency) compared to Q1’20. Growth Product ARR increased 29% (26% constant currency) for Q1’21 compared to Q1’20, reflecting particularly strong growth in AR due to customer expansions and new purchases as customers purchased our Vuforia Studio and Vuforia Chalk solutions to more effectively train their employees and provide remote assistance to their customers.

FSG Product software revenue growth in Q1’21 reflects subscription revenue growth of 14% (11% constant currency) compared to Q1’20, offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. ARR was flat year over year, with 2% growth (0% constant currency), due to challenges faced by commercial airlines and retail companies in the COVID-19 pandemic.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first three months of FY'21, approximately 50% of software revenue was generated in the Americas, 35% in Europe, and 15% in Asia Pacific. In FY'20, approximately 40% of software revenue was generated in the Americas, 35% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2020	December 28, 2019	Actual	Constant Currency
Americas	$191.0	$141.8	35%	35%
Europe	144.8	115.7	25%	18%
Asia Pacific	57.6	56.9	1%	(2)%
Software revenue	$393.4	$314.4	25%	22%

Americas software revenue growth in Q1’21 was driven by subscription revenue growth of 57% (actual and constant currency) compared to Q1’20, partially offset by a decline in perpetual support revenue, resulting in recurring revenue growth of 37% (actual and constant currency) in Q1’21 compared to Q1’20. Americas constant currency ARR growth of 13% was the second quarter in a row of double-digit growth, driven by broad-based demand across our Core and Growth segments, partially offset by weakness in FSG.

Europe software revenue growth in Q1’21 was driven by growth in subscription revenue of 41% (33% constant currency) compared to Q1’20, partially offset by a decline in perpetual support revenue, resulting in recurring revenue growth of 25% (18% constant currency) in Q1’21 compared to Q1’20. Europe constant currency ARR growth of 8% reflects some large Core Product competitive wins and customer expansions in the Automotive and Aerospace & Defense verticals.

Asia Pacific software revenue growth was flat in Q1’21 compared to Q1’20, primarily due to subscription revenue growth of 6% (2% constant currency) being offset by a decline in perpetual support revenue of 8% (11% constant currency). Asia Pacific had a strong performance with constant currency ARR growth of 16%, reflecting the earlier re-opening of those economies, and much improved churn rates due to increasing acceptance of our subscription licensing model.

Gross Margin

(Dollar amounts in millions)	Three months ended
	December 31, 2020	December 28, 2019	Percent Change
License gross margin	$163.9	$110.3	49%
License gross margin percentage	93%	89%
Support and cloud services gross margin	$177.9	$152.0	17%
Support and cloud services gross margin percentage	82%	80%
Professional services gross margin	$0.4	$6.4	(94)%
Professional services gross margin percentage	1%	15%

Total gross margin	$342.2	$268.7	27%
Total gross margin percentage	80%	75%

Non-GAAP gross margin(1)	$352.9	$278.5	27%
Non-GAAP gross margin percentage(1)	82%	78%

(1)	Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in Q1’21 compared to Q1’20 due to a $53.7 million increase in license revenue while cost of license revenue remained flat.

Support and cloud services gross margin increased in Q1’21 compared to Q1’20 due to increases in subscription support and cloud revenue, offset by a decrease in perpetual support revenue. There was a modest decrease in cost of support and cloud services revenue in Q1’21 compared to Q1’20.

Professional services gross margin decreased in Q1’21 compared to Q1’20 primarily due to a decrease in revenue due to the impact of the COVID-19 pandemic, while cost of professional services revenue remained flat. Cost of professional services revenue was impacted by a decrease of $1.7 million in travel costs and $1.9 million in outside services costs, which were offset by a $3.5 million increase in compensation compared to the year-ago period. Additionally, professional services gross margin was impacted by a prior-year extension to complete work on a large fixed price contract, which has led to a reduced margin on that contract.

Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 31, 2020	December 28, 2019	Percent Change
Sales and marketing	$124.7	$107.6	16%
% of total revenue	29%	30%
Research and development	$70.8	$65.3	8%
% of total revenue	17%	18%
General and administrative	$49.5	$44.6	11%
% of total revenue	12%	13%
Amortization of acquired intangible assets	$6.6	$6.8	(2)%
% of total revenue	2%	2%
Restructuring and other charges, net	$0.2	$14.0	(98)%
% of total revenue	0%	4%
Total operating expenses	$251.9	$238.3	6%

Headcount increased 2% between Q1’20 and Q1’21.

Operating expenses in Q1'21 compared to operating expenses in Q1'20 increased primarily due to the following:

•

a $34.6 million increase in compensation expense (including benefit costs), primarily driven by an $16.8 million (67%) increase in stock-based compensation expense, an $11.3 million (12%) increase in salaries and a $4.1 million (32%) increase in commission expense. Of the $34.6 million increase in compensation expense, $20.4 million related to sales and marketing, $9.9 million related to general and administrative costs, and $4.3 million related to research and development costs; and

•	$3.0 million of expenses related to our investment in our digital transformation;

partially offset by:

•	a $13.9 million decrease in restructuring costs. The Q1’20 restructuring charges primarily related to an employee restructuring plan to shift resources to support our SaaS initiatives;
•	a $5.6 million decrease in travel costs driven by the COVID-19 pandemic; and
•	a $3.2 million decrease in acquisition-related transaction costs (included in general and administrative).

Stock-based compensation was higher for Q1’21 compared to Q1’20 primarily due to modifications in FY’20 of performance-based awards and the resulting higher estimated attainment, in addition to higher expense for time-based awards due to more equity being awarded in FY’20.

Interest Expense

(Dollar amounts in millions)	Three months ended
	December 31, 2020	December 28, 2019	Percent Change
Interest expense	$(11.5)	$(12.1)	(5)%

Interest expense includes interest under our credit facility and senior notes. We had $1.0 billion of total debt at December 31, 2020, compared to $1.1 billion at December 28, 2019. The average interest rate on borrowings outstanding was 3.8% during Q1’21, compared to 4.9% during Q1’20.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended
	December 31, 2020	December 28, 2019	Percent Change
Interest income	$0.6	$0.9	(39)%
Other expense, net	(2.0)	(0.2)	727%
Other income (expense), net	$(1.4)	$0.7	(301)%

The $1.8 million increase in other expense, net for Q1’21 compared to Q1’20 is driven by FX losses in the quarter.

Income Taxes

(Dollar amounts in millions)	Three months ended
	December 31, 2020	December 28, 2019	Percent Change
Income before income taxes	$77.4	$19.0	307%
Provision (benefit) for income taxes	$53.9	$(16.4)	(428)%
Effective income tax rate	70%	(86)%

In Q1’21 and Q1’20, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In FY’21 and FY’20, the foreign rate differential predominantly relates to these Irish earnings. In addition, the effective tax rate was impacted by the matters described below.

In Q1’21, our results include a charge of $35.3 million related to the effects of an unrecognized tax benefit in a non-U.S. jurisdiction. See Note 12. Income Taxes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information about this charge.

In Q1’20, we reduced our previously established U.S. valuation allowance by $21.0 million as the result of the Onshape acquisition.

Operating Measure

ARR

ARR (Annual Run Rate) represents the annual value of our portfolio of active renewable customer contracts as of the end of the reporting period, including subscription software, cloud, and support contracts. ARR includes orders placed under our Strategic Alliance Agreement with Rockwell Automation and includes orders placed to satisfy contractual quarterly minimum commitments.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and the reasons we exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

Free cash flow is cash flow from operations net of capital expenditures, which are expenditures for property and equipment and consist primarily of facility improvements, office equipment, computer equipment, and software. We believe that free cash flow, in conjunction with cash from operations, is a useful measure of liquidity since capital expenditures are a necessary component of ongoing operations.

The non-GAAP financial measures other than free cash flow exclude, as applicable, stock-based compensation expense; amortization of acquired intangible assets; acquisition-related and other transactional charges included in general and administrative expenses; restructuring and other charges, net; non-operating charges; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In FY’20, we incurred an early redemption interest penalty and wrote off debt issuance costs, both of which were related to the settlement of the 6.000% Senior Notes due 2024 and which are also excluded from our non-GAAP financial measures as they were non-ordinary course in nature and not included in management’s review of our results. In Q1’21, we incurred tax expense related to a reserve for a South Korean tax exposure established in the quarter which is excluded from our non-GAAP financial measures as it is related to prior periods and not included in management’s view of Q1’21 results for comparative purposes.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results, certain of those items are recurring, and other such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure on our financial statements.

(in millions, except per share amounts)	Three months ended
	December 31, 2020	December 28, 2019
GAAP gross margin	$342.2	$268.7
Stock-based compensation	4.4	3.0
Amortization of acquired intangible assets included in cost of revenue	6.3	6.8
Non-GAAP gross margin	$352.9	$278.5
GAAP operating income	$90.3	$30.4
Stock-based compensation	46.1	27.9
Amortization of acquired intangible assets	12.8	13.6
Acquisition-related and other transactional charges included in general and administrative expenses	3.9	7.1
Restructuring and other charges, net	0.2	14.0
Non-GAAP operating income	$153.4	$93.1
GAAP net income	$23.5	$35.5
Stock-based compensation	46.1	27.9
Amortization of acquired intangible assets	12.8	13.6
Acquisition-related and other transactional charges included in general and administrative expenses	3.9	7.1
Restructuring and other charges, net	0.2	14.0
Income tax adjustments(1)	27.2	(32.0)
Non-GAAP net income	$113.7	$66.2
GAAP diluted earnings per share	$0.20	$0.31
Stock-based compensation	0.39	0.24
Amortization of acquired intangible assets	0.11	0.12
Acquisition-related and other transactional charges included in general and administrative expenses	0.03	0.06
Restructuring and other charges, net	—	0.12
Income tax adjustments(1)	0.23	(0.28)
Non-GAAP diluted earnings per share	$0.97	$0.57

(1)

We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the FY’21 and FY’20 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. In Q1'20, our GAAP results included a benefit of $21.0 million related to the release of a valuation allowance related to the Onshape acquisition. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, this benefit has been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our Q1'21 non-GAAP results exclude tax expense of $34.6 million related to a South Korean tax exposure, primarily related to foreign withholding taxes.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2020	December 28, 2019
GAAP operating margin	21.1%	8.5%
Stock-based compensation	10.7%	7.8%
Amortization of acquired intangible assets	3.0%	3.8%
Acquisition-related and other transactional charges included in general and administrative expenses	0.9%	2.0%
Restructuring and other charges, net	0.1%	3.9%
Non-GAAP operating margin	35.8%	26.1%

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Refer to Note 1. Basis of Presentation to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for all recently issued accounting pronouncements.

Liquidity and Capital Resources

(in millions)	December 31, 2020	September 30, 2020
Cash and cash equivalents	$398.7	$275.5
Restricted cash	0.5	0.5
Short- and long-term marketable securities	—	59.1
Total	$399.2	$335.1

(in millions)	Three months ended
	December 31, 2020	December 28, 2019
Cash provided by operating activities	$113.8	$7.5
Cash provided by (used in) investing activities	$46.7	$(473.4)
Cash provided by (used in) financing activities	$(42.8)	$431.1

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In December 2020, we sold all of our investments in marketable securities. At December 31, 2020, cash and cash equivalents totaled $399 million, compared to $275 million at September 30, 2020.

A significant portion of our cash is generated and held outside the U.S. As of December 31, 2020, we had cash and cash equivalents of $128 million in the U.S., $132 million in Europe, $108 million in Asia Pacific (including India) and $31 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $114 million in Q1’21, compared to $8 million in Q1’20. Cash from operations for Q1’21 includes $7.3 million of restructuring payments and $2.9 million of acquisition-related payments compared to $3.3 million of restructuring payments and $6.4 million of acquisition-related payments in the prior year period. The increase in cash from operations in Q1’21 compared to Q1’20 was primarily driven by increased collections and lower interest payments.

Cash Provided by (Used in) Investing Activities

(in millions)	Three months ended
	December 31, 2020	December 28, 2019
Additions to property and equipment	$(2.9)	$(4.7)
Proceeds from (purchases of) short- and long-term marketable securities, net	58.5	(0.1)
Acquisitions of businesses, net of cash acquired	—	(467.7)
Settlement of net investment hedges	(7.4)	(0.9)
Other	(1.5)	—
Net cash provided by (used in) investing activities	$46.7	$(473.4)

Cash provided by investing activities in Q1’21 reflects proceeds from the sale of marketable securities of $56 million. Cash used in investing activities in Q1’20 reflects $469 million used to acquire Onshape.

Cash Provided by (Used in) Financing Activities

(in millions)	Three months ended
	December 31, 2020	December 28, 2019
Borrowings (payments) on debt, net	$(18.0)	$455.0
Payments of withholding taxes in connection with stock-based awards	(24.5)	(22.9)
Other	(0.3)	0.1
Net cash provided by (used in) financing activities	$(42.8)	$431.1

Net cash outflows related to financing activities in Q1’21 include the repayment of $18 million of borrowings under our credit facility, compared to net borrowings in Q1’20 of $455 million under the credit facility for the Onshape acquisition.

Outstanding Debt

(in millions)	December 31, 2020
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	—
Total debt	$1,000.0
Unamortized debt issuance costs for the senior notes	(12.1)
Total debt, net of issuance costs	$987.9

Undrawn under credit facility revolver	$1,000.0
Undrawn under credit facility revolver available for borrowing	$983.5

As of December 31, 2020, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our senior notes described in Note 13. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which capital expenditures we expect to be approximately $25 million in FY’21) through at least the next twelve months and to meet our known long-term capital requirements.

In January 2021, we acquired Arena Solutions for approximately $715 million, net of cash acquired. In connection with the acquisition, we borrowed $600 million under our existing credit facility. We plan to use available cash from operations to pay down borrowings under the credit facility. When our leverage ratio (Debt/EBITDA) is below 3x, we plan to reevaluate share repurchases.

Our expected uses and sources of cash could change, payments due to us may be delayed due to the COVID-19 pandemic, our cash position could be reduced, and we could incur additional debt obligations if we decide to retire debt, engage in strategic transactions or repurchase shares, any of which could be commenced, suspended or completed at any time. Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any debt retirement or issuance, share repurchases, or strategic transactions may be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2020 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on legal proceedings can be found in Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

2

Agreement and Plan of Merger dated as of December 12, 2020, by and among PTC Inc., Arena Holdings, Inc., Astronauts Merger Sub, Inc., and the Representative named therein (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on December 12, 2020 (File 0-18059) and incorporated herein by reference).

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

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 ("Q1 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and December 28, 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and December 28, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and December 28, 2019; (v) Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2020 and December 28, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: February 4, 2021