Form 10-Q
period 2021-03-31
PTC INC.
filed 2021-05-04
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 116,854,806 shares of our common stock outstanding on April 30, 2021.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$326,081	$275,458
Short-term marketable securities	—	28,129
Accounts receivable, net of allowance for doubtful accounts of $520 and $543 at March 31, 2021 and September 30, 2020, respectively	434,533	415,221
Prepaid expenses	86,719	69,408
Other current assets	54,430	45,231
Total current assets	901,763	833,447
Property and equipment, net	97,260	101,499
Goodwill	2,193,632	1,625,786
Acquired intangible assets, net	410,310	237,570
Long-term marketable securities	—	30,970
Deferred tax assets	182,176	190,963
Operating right-of-use lease assets	148,684	149,933
Other assets	247,396	212,570
Total assets	$4,181,221	$3,382,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,230	$24,910
Accrued expenses and other current liabilities	124,244	96,313
Accrued compensation and benefits	94,641	101,087
Accrued income taxes	16,707	7,011
Deferred revenue	480,861	416,804
Short-term lease obligations	28,137	34,635
Total current liabilities	766,820	680,760
Long-term debt	1,508,389	1,005,314
Deferred tax liabilities	11,270	12,431
Deferred revenue	11,560	9,661
Long-term lease obligations	178,247	180,388
Other liabilities	54,402	55,936
Total liabilities	2,530,688	1,944,490
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,855 and 116,125 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	1,169	1,161
Additional paid-in capital	1,676,791	1,602,728
Retained earnings (accumulated deficit)	70,510	(62,267)
Accumulated other comprehensive loss	(97,937)	(103,374)
Total stockholders’ equity	1,650,533	1,438,248
Total liabilities and stockholders’ equity	$4,181,221	$3,382,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Revenue:
License	$198,011	$127,607	$375,186	$251,037
Support and cloud services	223,756	196,473	440,002	387,409
Total software revenue	421,767	324,080	815,188	638,446
Professional services	40,018	35,523	75,648	77,267
Total revenue	461,785	359,603	890,836	715,713
Cost of revenue:
Cost of license revenue	14,160	13,873	27,416	27,046
Cost of support and cloud services revenue	39,972	34,264	78,314	73,192
Total cost of software revenue	54,132	48,137	105,730	100,238
Cost of professional services revenue	35,316	34,890	70,548	70,194
Total cost of revenue	89,448	83,027	176,278	170,432
Gross margin	372,337	276,576	714,558	545,281
Operating expenses:
Sales and marketing	129,178	107,438	253,903	215,042
Research and development	72,545	59,954	143,380	125,262
General and administrative	60,805	33,629	110,333	78,186
Amortization of acquired intangible assets	7,650	7,288	14,197	14,065
Restructuring and other charges, net	469	18,242	716	32,276
Total operating expenses	270,647	226,551	522,529	464,831
Operating income	101,690	50,025	192,029	80,450
Interest and debt premium expense	(12,925)	(32,618)	(24,444)	(44,716)
Other expense, net	(2,408)	(1,629)	(3,821)	(925)
Income before income taxes	86,357	15,778	163,764	34,809
Provision (benefit) for income taxes	(22,905)	8,622	30,987	(7,802)
Net income	$109,262	$7,156	$132,777	$42,611
Earnings per share—Basic	$0.94	$0.06	$1.14	$0.37
Earnings per share—Diluted	$0.92	$0.06	$1.13	$0.37
Weighted-average shares outstanding—Basic	116,777	115,606	116,587	115,401
Weighted-average shares outstanding—Diluted	118,331	116,017	117,966	115,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Net income	$109,262	$7,156	$132,777	$42,611
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0 million and $0.2 million in the second quarter of 2021 and 2020, respectively, and $0 million and $0.9 million in the first six months of 2021 and 2020, respectively	7,017	701	238	(2,642)
Foreign currency translation adjustment, net of tax of $0 for each period	(15,851)	(10,559)	4,124	(412)
Unrealized loss on marketable securities, net of tax of $0 for each period	—	(537)	(307)	(544)
Amortization of net actuarial pension loss included in net income, net of tax of $0.3 million and $0.3 million in the second quarter of 2021 and 2020, respectively, and $0.6 million and $0.6 million in the first six months of 2021 and 2020, respectively	744	680	1,476	1,354
Change in unamortized pension loss during the period related to changes in foreign currency	1,018	81	(94)	(541)
Other comprehensive income (loss)	(7,072)	(9,634)	5,437	(2,785)
Comprehensive income (loss)	$102,190	$(2,478)	$138,214	$39,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 31, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$132,777	$42,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,169	40,193
Amortization of right-of-use lease assets	18,956	19,143
Stock-based compensation	90,828	48,420
Other non-cash items, net	(720)	(1,695)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(9,854)	20,187
Accounts payable and accrued expenses	6,142	6,583
Accrued compensation and benefits	(7,038)	(4,629)
Deferred revenue	52,210	17,393
Accrued income taxes	(4,944)	(43,815)
Other current assets and prepaid expenses	(17,049)	681
Operating lease liabilities	(9,982)	(671)
Other noncurrent assets and liabilities	(56,041)	(49,072)
Net cash provided by operating activities	235,454	95,329
Cash flows from investing activities:
Additions to property and equipment	(8,242)	(10,243)
Purchases of short- and long-term marketable securities	(7,562)	(10,151)
Proceeds from sales of short- and long-term marketable securities	56,170	—
Proceeds from maturities of short- and long-term marketable securities	9,861	9,971
Acquisitions of businesses, net of cash acquired	(717,198)	(468,520)
Other investing activities	(3,353)	2,200
Net cash used in investing activities	(670,324)	(476,743)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	—	1,000,000
Borrowings under credit facility	600,000	455,000
Repayments of borrowings under credit facility	(98,000)	(480,000)
Proceeds from issuance of common stock	10,484	8,980
Debt issuance costs	—	(16,266)
Payments of withholding taxes in connection with stock-based awards	(27,242)	(23,571)
Payments of principal for financing leases	(279)	—
Net cash provided by financing activities	484,963	944,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	543	(5,740)
Net change in cash, cash equivalents, and restricted cash	50,636	556,989
Cash, cash equivalents, and restricted cash, beginning of period	275,960	270,689
Cash, cash equivalents, and restricted cash, end of period	$326,596	$827,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended March 31, 2021
	Common Stock			Retained	Accumulated
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2020	116,664	$1,167	$1,623,379	$(38,752)	$(90,865)	$1,494,929
Common stock issued for employee stock-based awards	60	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(13)	—	(1,810)	—	—	(1,810)
Common stock issued for employee stock purchase plan	144	1	10,483	—	—	10,484
Compensation expense from stock-based awards	—	—	44,740	—	—	44,740
Net income	—	—	—	109,262	—	109,262
Unrealized gain on net investment hedges, net of tax	—	—	—	—	7,017	7,017
Foreign currency translation adjustment	—	—	—	—	(15,851)	(15,851)
Change in pension benefits, net of tax	—	—	—	—	1,762	1,762
Balance as of March 31, 2021	116,855	$1,169	$1,676,791	$70,510	$(97,937)	$1,650,533

	Six months ended March 31, 2021
	Common Stock			Retained	Accumulated
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2020	116,125	$1,161	$1,602,728	$(62,267)	$(103,374)	$1,438,248
Common stock issued for employee stock-based awards	862	9	(9)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(276)	(2)	(27,239)	—	—	(27,241)
Common stock issued for employee stock purchase plan	144	1	10,483	—	—	10,484
Compensation expense from stock-based awards	—	—	90,828	—	—	90,828
Net income	—	—	—	132,777	—	132,777
Unrealized gain on net investment hedges, net of tax	—	—	—	—	238	238
Foreign currency translation adjustment	—	—	—	—	4,124	4,124
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	1,382	1,382
Balance as of March 31, 2021	116,855	$1,169	$1,676,791	$70,510	$(97,937)	$1,650,533

	Three months ended March 28, 2020
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 28, 2019	115,494	$1,155	$1,508,030	$(157,507)	$(103,861)	$1,247,817
Common stock issued for employee stock-based awards	55	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(10)	—	(722)	—	—	(722)
Common stock issued for employee stock purchase plan	156	1	8,979	—	—	8,980
Compensation expense from stock-based awards	—	—	20,484	—	—	20,484
Net income	—	—	—	7,156	—	7,156
Unrealized gain on net investment hedges, net of tax	—	—	—	—	701	701
Foreign currency translation adjustment	—	—	—	—	(10,559)	(10,559)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(537)	(537)
Change in pension benefits, net of tax	—	—	—	—	761	761
Balance as of March 28, 2020	115,695	$1,157	$1,536,770	$(150,351)	$(113,495)	$1,274,081

	Six months ended March 28, 2020
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2019	114,899	$1,149	$1,502,949	$(191,390)	$(110,710)	$1,201,998
ASU 2016-02 (ASC 842) adoption	—	—	—	(1,572)	—	(1,572)
Common stock issued for employee stock-based awards	958	10	(10)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(318)	(3)	(23,568)	—	—	(23,571)
Common stock issued for employee stock purchase plan	156	1	8,979	—	—	8,980
Compensation expense from stock-based awards	—	—	48,420	—	—	48,420
Net income	—	—	—	42,611	—	42,611
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(2,642)	(2,642)
Foreign currency translation adjustment	—	—	—	—	(412)	(412)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(544)	(544)
Change in pension benefits, net of tax	—	—	—	—	813	813
Balance as of March 28, 2020	115,695	$1,157	$1,536,770	$(150,351)	$(113,495)	$1,274,081

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

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. In the first quarter of 2021, we changed our fiscal calendar from thirteen-week quarters ending on a Saturday to three-month quarters ending on the last calendar day of the third month. There was no change to our fiscal year-end. We do not expect that this change will materially impact comparability of our financial results for fiscal years 2021 and 2020. Because our fiscal year-end did not change, we were not required to file a transition report. The second quarter of 2021 ended on March 31, 2021 and the second quarter of 2020 ended on March 28, 2020. The results of operations for the six months ended March 31, 2021 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Risks and Uncertainties - COVID-19 Pandemic

In December 2019, the virus that causes COVID-19 surfaced. The virus has spread worldwide, including in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic has significantly impacted global economic activity and has created macroeconomic uncertainty.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2021, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted the new standard prospectively effective October 1, 2020. As a result of the adoption, we are required to capitalize certain costs related to the implementation of cloud computing arrangements. Capitalized costs related to cloud computing arrangements, which are included in other assets on the Consolidated Balance Sheets, were not material as of March 31, 2020.

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

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	March 31, 2021	September 30, 2020
Contract asset	$10,328	$11,984
Deferred revenue	$492,421	$426,465

As of March 31, 2021, $7.6 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. Approximately $6.3 million of the September 30, 2020 contract asset balance was transferred to receivables during the six months ended March 31, 2021 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $4.6 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the six months ended March 31, 2021.

During the six months ended March 31, 2021, we recognized $302.9 million of revenue that was included in deferred revenue as of September 30, 2020 and there were additional deferrals of $353.3 million, primarily related to new billings. In addition, deferred revenue increased by $15.5 million as a result of the acquisition of Arena. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of September 30, 2020 was $511.3 million, compared to total short- and long-term receivables as of March 31, 2021 of $578.1 million.

Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of March 31, 2021 and September 30, 2020, the total refund liability was $39.6 million and $34.5 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Effective October 1, 2020, we adopted ASC 326, Financial Instruments—Credit Losses, which replaces the incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.5 million as of March 31, 2021 and September 30, 2020. Uncollectible trade accounts receivable written-off and bad debt expense were immaterial in the three and six months ended March 31, 2021.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs primarily relate to commissions. As of March 31, 2021 and September 30, 2020, deferred costs to obtain a contract of $41.0 million and $33.9 million, respectively, are included in other current assets and $73.4 million and $72.9 million, respectively, are included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $11.0 million and $21.4 million in the three and six months ended March 31, 2021, respectively, and $8.5 million and $16.2 million in the three and six months ended March 28, 2020, respectively. There were no impairments of the contract cost asset in the three and six months ended March 31, 2021 and March 28, 2020.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2021, the amounts include performance obligations of $492.4 million recorded in deferred revenue and $894.5 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 85% of the total $1,386.9 million over the next 24 months, with the remaining amount thereafter. Certain of our multi-year subscription contracts with start dates on or after October 1, 2018 contain a limited annual cancellation right. For such cancellable subscription contracts, we consider each annual period a discrete contract. Early in the fourth quarter of 2019, we discontinued offering this cancellation right for substantially all new contracts. Remaining performance obligations do not include the cancellable value for subscriptions which contain this cancellation right.

Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Recurring revenue(1)	$414,845	$315,862	$799,803	$621,230
Perpetual license	6,922	8,218	15,385	17,216
Professional services	40,018	35,523	75,648	77,267
Total revenue	$461,785	$359,603	$890,836	$715,713
(1)	Recurring revenue is comprised of subscription, perpetual support, SaaS, and cloud revenue.

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

For the three and six months ended March 31, 2021, restructuring and other charges, net totaled $0.5 million and $0.7 million, respectively, of which $0.2 million and $0.4 million is attributable to restructuring charges, respectively, and $0.3 million and $0.3 million is attributable to impairment and accretion expense related to exited facilities, respectively.

For the three and six months ended March 28, 2020, restructuring and other charges, net totaled $18.2 million and $32.3 million, respectively, of which $13.2 million and $27.0 million is attributable to restructuring charges, respectively, and $4.7 million and $5.0 million is attributable to impairment and accretion expense related to exited lease facilities, respectively. The restructuring and other charges for the second quarter and first six months of 2020 also include $0.3 million of accelerated depreciation related to the planned exit of a facility.

Restructuring Charges

During the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. The restructuring plan resulted in charges of $30.8 million through fiscal year 2020 for termination benefits associated with approximately 250 employees. During the six months ended March 31, 2021, we incurred charges of $0.2 million in connection with this restructuring plan.

The following table summarizes restructuring accrual activity for the six months ended March 31, 2021:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2020	$3,992	$5,995	$9,987
Charges to operations, net	163	199	362
Cash disbursements	(3,924)	(1,497)	(5,421)
Foreign exchange impact	31	14	45
Accrual, March 31, 2021	$262	$4,711	$4,973

The following table summarizes restructuring accrual activity for the six months ended March 28, 2020:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2019	$298	$30,788	$31,086
ASC 842 adoption	—	(16,462)	(16,462)
Charges to operations, net	31,358	(4,362)	26,996
Cash disbursements	(14,324)	(2,495)	(16,819)
Other non-cash	—	(281)	(281)
Foreign exchange impact	153	(5)	148
Accrual, March 28, 2020	$17,485	$7,183	$24,668

The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Of the accrual for facility closures and related costs, as of March 31, 2021, $2.6 million is included in accrued expenses and other current liabilities and $2.1 million is included in other liabilities in the Consolidated Balance Sheets.

4. Stock-based Compensation

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, directors, officers and consultants. We award RSUs, including performance-based awards, as our principal equity incentive awards.

The following table shows RSU activity for the six months ended March 31, 2021:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2020	3,509	$79.13
Granted(1)	1,004	$103.64
Vested	(861)	$79.86
Forfeited or not earned	(67)	$80.39
Balance of outstanding restricted stock units, March 31, 2021	3,585	$85.91

(1)	Restricted stock granted includes 33,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2020.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Six months ended March 31, 2021
Performance-based RSUs(1)	90
Service-based RSUs(2)	791
Total Shareholder Return RSUs(3)	90

(1)

The performance-based RSUs were granted to our executives and are eligible to vest based upon annual performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2021, 2022 and 2023, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (a maximum aggregate of 179,000 RSUs).

(2)

The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

(3)

The Total Shareholder Return RSUs (TSR RSUs) were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2021, 2022 and 2023, respectively. The RSUs earned for each period will vest on November 15, 2021, 2022, and 2023. Up to a maximum of two times the number of TSR RSUs eligible to be earned for the period (up to a maximum aggregate of 179,000 RSUs) may vest. If the return to PTC shareholders is negative for a period but still meets or exceeds the peer group indexed return, a maximum of 100% of the eligible TSR RSUs may vest for the measurement period.

The weighted-average fair value of the TSR RSUs was $124.04 per target RSU on the grant date. The fair value of the TSR RSUs was determined using a Monte Carlo simulation model.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	41.5%
Risk free interest rate	0.21%
Dividend yield	—%

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Cost of license revenue	$20	$11	$40	$11
Cost of support and cloud services revenue	2,309	1,524	4,611	3,010
Cost of professional services revenue	2,177	1,465	4,289	3,022
Sales and marketing	13,305	7,146	28,304	14,598
Research and development	7,921	4,765	16,364	11,697
General and administrative	19,008	5,573	37,220	16,082
Total stock-based compensation expense	$44,740	$20,484	$90,828	$48,420

Stock-based compensation expense includes $1.8 million and $3.8 million in the second quarter and first six months of 2021, respectively, and $1.3 million and $2.8 million in the second quarter and first six months of 2020, respectively, related to our employee stock purchase plan.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Net income	$109,262	$7,156	$132,777	$42,611
Weighted-average shares outstanding—Basic	116,777	115,606	116,587	115,401
Dilutive effect of restricted stock units	1,554	411	1,379	455
Weighted-average shares outstanding—Diluted	118,331	116,017	117,966	115,856
Earnings per share—Basic	$0.94	$0.06	$1.14	$0.37
Earnings per share—Diluted	$0.92	$0.06	$1.13	$0.37

Anti-dilutive shares were immaterial for the three and six months ended March 31, 2021, respectively, and there were 0.3 and 0.1 million anti-dilutive shares for the three and six months ended March 28, 2020, respectively.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. We did not repurchase any shares in the second quarter and first six months of 2021 or 2020. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions

Acquisition-related costs in the second quarter and first six months of 2021 totaled $10.3 million and $14.2 million, respectively, compared to $0.3 million and $7.4 million, respectively, in the second quarter and first six months of 2020. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Our results of operations include the results of acquired businesses beginning on their respective acquisition date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

Arena

On January 15, 2021, we acquired Arena Holdings, Inc. (“Arena”) pursuant to the Agreement and Plan of Merger dated as of December 12, 2020 by and among PTC, Arena, Astronauts Merger Sub, Inc.,

and the Representative named therein, the material terms of which are described in the Form 8-K filed by PTC on December 14, 2020 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $715 million, net of cash acquired of $11.3 million, for Arena, which amount was financed with cash on hand and $600 million borrowed under our existing credit facility. Arena had approximately 170 employees on the close date. The acquisition of Arena is expected to add revenue of approximately $40 million in 2021.

The acquisition of Arena has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The purchase price allocation resulted in $562.7 million of goodwill, $155.0 million of customer relationships, $38.3 million of purchased software, $4.2 million of trademarks, $41.3 million of deferred tax liabilities, $15.5 million of deferred revenue, $11.4 million of accounts receivable, and $0.4 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 13 years, 9 years, and 12 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by participation in expected future growth of the PLM SaaS market and expansion into the mid-market for PLM, where SaaS solutions are becoming the standard.

Onshape

On November 1, 2019, we acquired Onshape Inc. pursuant to the Agreement and Plan of Merger dated as of October 23, 2019 by and among Onshape Inc., OPAL Acquisition Corporation and the Stockholder Representative named therein, the material terms of which are described in the Form 8-K filed by PTC on October 23, 2019 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $469 million, net of cash acquired of $7.5 million, for Onshape, which amount we borrowed under our existing credit facility. Onshape had approximately 110 employees on the close date. The acquisition of Onshape did not add material revenue in 2020.

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

The purchase price allocation resulted in $364.9 million of goodwill, $56.8 million of customer relationships, $47.3 million of purchased software, $3.6 million of trademarks and $4.1 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 10 years, 16 years, and 15 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by the expected acceleration of CAD and PLM growth, especially in the low end of the market, and participation in expected future growth of the CAD and PLM SaaS market. In addition, over the longer term, we anticipate building products based on the Onshape SaaS technology platform, which is the basis for Atlas.

7. Goodwill and Intangible Assets

We have two operating and reportable segments: (1) Software Products and (2) Professional Services.

As of March 31, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,558.7 million and attributable to our Professional Services segment was $45.2 million. As of September 30, 2020, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,818.1 million and attributable to our Professional Services segment was $45.3 million.

We completed our annual goodwill impairment review as of June 27, 2020 based on a quantitative assessment. To conduct these tests of goodwill, the fair value of a reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its estimated fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends; current budgets and operating plans, including consideration of the impact of the COVID-19 pandemic on our future results; and industry data. The estimated fair value of each reporting unit exceeded its carrying value as of June 27, 2020. Through March 31, 2021, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 31, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,193,632			$1,625,786
Intangible assets with finite lives (amortized):
Purchased software	$484,190	$322,869	$161,321	$443,275	$309,124	$134,151
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	575,836	337,194	238,642	418,953	322,092	96,861
Trademarks and trade names	26,959	16,612	10,347	22,687	16,129	6,558
Other	4,019	4,019	—	4,017	4,017	—
Total intangible assets with finite lives	$1,113,881	$703,571	$410,310	$911,809	$674,239	$237,570
Total goodwill and acquired intangible assets			$2,603,942			$1,863,356

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2020	$1,583,316	$42,470	$1,625,786
Arena acquisition	562,657	—	562,657
Other acquisitions	963	—	963
Foreign currency translation adjustment	4,116	110	4,226
Balance, March 31, 2021	$2,151,052	$42,580	$2,193,632

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Amortization of acquired intangible assets	$7,650	$7,288	$14,197	$14,065
Cost of license revenue	7,117	6,879	13,384	13,678
Total amortization expense	$14,767	$14,167	$27,581	$27,743

8. Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. There are three levels of inputs that are used to measure fair value:

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

Foreign currency derivative contracts are typically classified within Level 2 of the fair value hierarchy. The principal market in which we execute our foreign currency derivatives is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are usually large financial institutions. Our foreign currency derivatives’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment.

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020 were as follows:

(in thousands)	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$115,533	$—	$—	$115,533
Derivative instruments	—	6,846	—	6,846
Convertible note	—	—	1,000	1,000
Total financial assets	$115,533	$6,846	$1,000	$123,379
Financial liabilities:
Forward contracts	—	4,259	—	4,259
Total financial liabilities	$—	$4,259	$—	$4,259

(in thousands)	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$105,299	$—	$—	$105,299
Marketable securities:
Corporate notes/bonds	59,099	—	—	59,099
Derivative instruments	—	903	—	903
Total financial assets	$164,398	$903	$—	$165,301
Financial liabilities:
Forward contracts	—	1,073	—	1,073
Total financial liabilities	$—	$1,073	$—	$1,073

Level 3 Debt Investments

In the first quarter of 2021, we invested $1.0 million into a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet. There were not any changes in the fair value of this level 3 investment in the three and six months ended March 31, 2021.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $8.9 million as of both March 31, 2021 and September 30, 2020.

9. Marketable Securities

We did not hold any marketable securities as of March 31, 2021. In December 2020, we sold all our marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material. The amortized cost and fair value of marketable securities as of September 30, 2020 were as follows:

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

10. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivatives transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020
Derivative assets(1):
Forward Contracts	$2,470	$3	$3,414	$900
Options	$—	$—	$962	$—
Derivative liabilities(2):
Forward Contracts	$—	$306	$4,259	$767

(1)	As of March 31, 2021 and September 30, 2020, current derivative assets of $6.8 million and $0.9 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.
(2)

As of March 31, 2021 and September 30, 2020, current derivative liabilities of $4.3 million and $1.1 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they would be adversely affected by changes in Euro exchange rates. These contracts have maturities of up to approximately ten months. We do not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into options only as an economic hedge, any loss on the underlying Euro-denominated forecasted plan rate would be offset by the gain on the put option. Gains on put options are included in other expense, net.

As of March 31, 2021 and September 30, 2020, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2021	September 30, 2020
Canadian / U.S. Dollar	$5,824	$6,847
Euro / U.S. Dollar(1)	532,906	390,673
British Pound / U.S. Dollar	1,459	6,328
Israeli Shekel / U.S. Dollar	10,115	9,503
Japanese Yen / U.S. Dollar	10,186	50,379
Swiss Franc / U.S. Dollar	2,327	12,874
Swedish Krona / U.S. Dollar	25,564	18,871
Chinese Renminbi / U.S. Dollar	12,523	5,415
Taiwanese Dollar / U.S. Dollar	7,876	1,482
All other	13,506	10,090
Total	$622,286	$512,462

(1)

As of March 31, 2021, $456.7 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $76.2 million relates to options. As of September 30, 2020, all of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2021 and March 28, 2020:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other expense, net	$(3,033)	$1,189	$(4,620)	$652

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

As of March 31, 2021 and September 30, 2020, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2021	September 30, 2020
Euro / U.S. Dollar	$165,784	$164,885

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2021 and March 28, 2020:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Gain (loss) recognized in OCI	OCI	$1,462	$(2,140)	$2,041	$(5,706)
Loss reclassified from OCI	OCI	(3,041)	(6,016)	(99)	(6,778)
Gain recognized, excluded portion	Other expense, net	426	962	733	2,191

As of March 31, 2021, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2021	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$5,884	$—	$5,884	$(4,259)	$—	$1,625

The following table sets forth the offsetting of derivative liabilities as of March 31, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2021	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$4,259	$—	$4,259	$(4,259)	$—	$—

11. Segment and Geographic Information

We operate within a single industry segment – computer software and related services. We have two operating and reportable segments: (1) Software Products, which includes license, subscription, SaaS, and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services. We do not allocate sales and marketing or general and administrative expense to our operating segments as these activities are managed on a consolidated basis. Additionally, segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.

The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Software Products
Revenue	$421,767	$324,080	$815,188	$638,446
Operating costs(1)	109,310	94,912	214,711	197,104
Profit	312,457	229,168	600,477	441,342

Professional Services
Revenue	40,018	35,523	75,648	77,267
Operating costs(2)	33,139	33,425	66,259	67,172
Profit	6,879	2,098	9,389	10,095

Total segment revenue	461,785	359,603	890,836	715,713
Total segment costs	142,449	128,337	280,970	264,276
Total segment profit	319,336	231,266	609,866	451,437

Unallocated operating expenses:
Sales and marketing expenses	115,873	100,292	225,599	200,444
General and administrative expenses	31,487	27,795	58,887	54,714
Restructuring and other charges, net	469	18,242	716	32,276
Intangibles amortization	14,767	14,167	27,581	27,743
Stock-based compensation	44,740	20,484	90,828	48,420
Other unallocated operating expenses(3)	10,310	261	14,226	7,390
Total operating income	101,690	50,025	192,029	80,450

Interest and debt premium expense	(12,925)	(32,618)	(24,444)	(44,716)
Other expense, net	(2,408)	(1,629)	(3,821)	(925)
Income before income taxes	$86,357	$15,778	$163,764	$34,809

(1)	Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2)	Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation.
(3)	Other unallocated operating expenses include acquisition-related and other transactional costs.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Americas	$180,329	$153,993	$382,609	$309,967
Europe	202,477	146,422	364,796	282,943
Asia Pacific	78,979	59,188	143,431	122,803
Total revenue	$461,785	$359,603	$890,836	$715,713

12. Income Taxes

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Income before income taxes	$86,357	$15,778	$163,764	$34,809
Provision (benefit) for income taxes	$(22,905)	$8,622	$30,987	$(7,802)
Effective income tax rate	(27)%	55%	19%	(22)%

In the second quarter and first six months of 2021 and 2020, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2021 and 2020, the foreign rate differential predominantly relates to these Irish earnings. In addition, the effective tax rate was impacted by the matters described below.

Our results for the six months ended March 31, 2021 include a charge of $36.1 million related to the effects of a tax matter in the Republic of Korea (South Korea) of $33.2 million, and the resulting impact on U.S. income taxes of $2.9 million. The charge relates to an assessment with respect to various tax issues, primarily foreign withholding taxes, under appeal in South Korea. We received an assessment of approximately $12 million from the tax authorities in South Korea in the fourth quarter of 2016 for the years 2011 to 2015 and paid the assessment in the first quarter of 2017. We appealed that assessment and believed that upon completion of the multi-level appeal process it was more likely than not that our positions would be sustained. However, in December 2020, our appeal to the Seoul High Court (an intermediate appellate court) was rejected. We have appealed this decision to the Supreme Court of the Republic of Korea. We continue to believe that our position is meritorious, and we will aggressively pursue our position with the Supreme Court.

In the second quarter of 2021, we reduced our previously established U.S. valuation allowance by $42.3 million as a result of the Arena acquisition. In the first six months of 2020, we reduced our previously established U.S. valuation allowance by $21.2 million as a result of the Onshape acquisition.

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

As of March 31, 2021 and September 30, 2020, we had unrecognized tax benefits of $47.7 million and $16.1 million, respectively. If all our unrecognized tax benefits as of March 31, 2021 were to become recognizable in the future, we would record a benefit to the income tax provision of $47.7 million, which would be partially offset by an increase in the U.S. valuation allowance of $9.7 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $28 million.

13. Debt

At March 31, 2021 and September 30, 2020, we had the following long-term debt obligations:

(in thousands)	March 31, 2021	September 30, 2020
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	520,000	18,000
Total debt	1,520,000	1,018,000
Unamortized debt issuance costs for the senior notes(2)	(11,611)	(12,686)
Total debt, net of issuance costs	$1,508,389	$1,005,314

(1)

Unamortized debt issuance costs related to the credit facility were $4.4 million and $4.9 million as of March 31, 2021 and September 30, 2020, respectively, and are included in other assets on the Consolidated Balance Sheets.

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

As of March 31, 2021, the total estimated fair value of the 2028 and 2025 notes was approximately $508.6 million and $513.4 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of March 31, 2021.

Credit Agreement

In February 2020, we entered into a secured multi-currency bank credit facility with a syndicate of banks. We expect to use the new credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements.

The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. As of March 31, 2021, the fair value of our credit facility approximates its book value.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of March 31, 2021, the annual rate for borrowings outstanding was 1.75%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBO rates (or agreed successor rates) for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.

As of March 31, 2021, we were in compliance with all financial and operating covenants of the credit facility.

We made interest payments on our debt of $19.8 million and $20.5 million in the second quarter and first six months of 2021, respectively, and $6.8 million and $23.7 million in the second quarter and first six months of 2020, respectively. The average interest rate on borrowings outstanding was approximately 3.3% and 3.5% during the second quarter and first six months of 2021, respectively, and 4.6% and 4.8% during the second quarter and first six months of 2020, respectively.

14. Leases

Our operating leases expire at various dates through 2037 and are primarily for office space, cars, servers, and office equipment.

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts. In February 2019, we subleased a portion of our headquarters through June 30, 2022. We will receive approximately $9.1 million in sublease income over the term of the sublease.

The components of lease cost reflected in the Consolidated Statement of Operations for the three and six months ended March 31, 2021 and March 28, 2020 were as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Operating lease cost	$9,565	$10,386	$18,956	$19,143
Short-term lease cost	610	1,017	1,158	2,890
Variable lease cost	2,476	575	4,863	2,490
Sublease income	(1,131)	(1,013)	(2,215)	(2,025)
Total lease cost	$11,520	$10,965	$22,762	$22,498

Supplemental cash flow information related to leases for the three and six months ended March 31, 2021 was as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,016	$9,642	$28,076	$15,140
Financing cash flows from financing leases	$—	$—	$279	$—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$53	$87	$647	$5,468
Financing leases	$—	$—	$—	$1,500

(1)

In the three months ended March 31, 2021, operating right-of-use assets also increased by $10.8 million from modifications and extensions to existing leases and by $1.3 million from assets obtained through acquisitions. In the three months ended March 28, 2020, operating right-of-use assets decreased by $1.3 million due to lease incentives being earned for a right-of-use asset obtained in the first quarter of 2020.

Supplemental balance sheet information related to leases as of March 31, 2021 was as follows:

As of March 31, 2021
Weighted-average remaining lease term - operating leases	12.3 years
Weighted-average remaining lease term - financing leases	4.5 years
Weighted-average discount rate - operating leases	5.5%
Weighted-average discount rate - financing leases	3.0%

Maturities of operating lease liabilities as of March 31, 2021 were as follows:

(in thousands)
Remainder of 2021	$19,703
2022	34,768
2023	25,111
2024	22,057
2025	19,185
Thereafter	171,047
Total future lease payments	$291,871
Less: imputed interest	(85,487)
Total lease liability	$206,384

Exited (Restructured) Facilities

As of March 31, 2021, we had net liabilities of $5.3 million related to excess facilities (compared to $11.3 million at September 30, 2020), representing $1.9 million of right-of-use assets and $7.2 million of lease obligations, of which $4.7 million is classified as short term and $2.5 million is classified as long term. Variable costs related to these exited facilities are included in our restructuring accrual. All expenses and income associated with exited facilities are included in restructuring and other charges, net (refer to Note 3. Restructuring and Other Charges).

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of March 31, 2021, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $1.9 million.

In the three and six months ended March 31, 2021, we made payments of $2.5 million and $6.3 million, respectively, related to lease costs for exited facilities. In the three and six months ended March 28, 2020, we made payments of $2.1 million and $4.5 million, respectively.

15. Commitments and Contingencies

Legal and Regulatory Matters

South Korean Tax Audit

We continue to appeal an assessment from the tax authorities in South Korea. In the first quarter of 2021, we recorded a charge of $36.1 million associated with this matter. See Note 12. Income Taxes for additional information.

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors (the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by allegedly selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by allegedly failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. An answer to the complaint was filed on May 4, 2021. We are currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on our financial position, results of operations or cash flows.

Other Legal Proceedings

In addition to the matters listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of March 31, 2021, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements with our customers and business partners in the ordinary course of our business. Under such agreements, we typically indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products. Indemnification may also cover other types of claims, including claims relating to certain data breaches. Except for intellectual property infringement indemnification, the liability for which is uncapped, these agreements typically limit our liability with respect to other indemnification claims. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and, accordingly, we believe the estimated fair value of liabilities under these agreements is immaterial.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications during the term of the license/subscription. Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards and, in the case of fixed price services, the agreed-upon specifications. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these liabilities is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

PTC is a global software and services company that delivers solutions to power our industrial customers' digital transformations, enabling them to better design, manufacture, operate, and service their products. Our Internet of Things (IoT) and Augmented Reality (AR) solutions enable companies to connect factories and plants, smart products, and enterprise systems to transform their businesses. These products, along with Onshape and Arena, are considered our Growth Products. The primary products in our Core Products portfolio are innovative Computer-Aided Design (CAD) and Product Lifecycle Management (PLM) solutions that enable manufacturers to create, innovate, and service products. Our Focused Solutions Group (FSG) is a family of software products that target specific vertical industries where we can deliver unique domain expertise and a competitive advantage with Application Lifecycle Management (ALM) products, Service Lifecycle Management (SLM) products, and other niche tailored solutions. Together, these technologies power the digital thread across industrial enterprises.

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, debt repayment and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect, or may deteriorate, due to, among other factors, the COVID-19 pandemic, which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, all of which would adversely affect ARR and our financial results, including cash flow; our businesses, including our SaaS businesses, may not expand and/or generate the revenue or ARR we expect if customers are slower to adopt our technologies than we expect or if they adopt competing technologies; we may be unable to generate sufficient operating cash flow to repay our outstanding debt when or as we expect or to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits or other matters could preclude such repayment and/or repurchases; foreign exchange rates may differ materially from those we expect; and orders associated with minimum purchase commitments under our Strategic Alliance Agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers, which could cause the ARR associated with those orders to churn. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR of $1.39 billion represents 18% growth (15% on a constant currency basis) compared to Q2’20 driven by a combination of strong results in our Growth business, continued momentum in our Core business, and strong performance from Arena Solutions in its first quarter as part of PTC. Organic ARR growth year over year was 14% (11% constant currency). Second quarter revenue was up 28% year over year (22% constant currency), driven by strong execution as well as the impact of up-front license revenue recognition under ASC 606 and a modest contribution from Arena. Organic revenue growth year over year was 26% (20% constant currency).

Our Q2’21 operating margin increased over 800 bps compared to Q2’20, primarily due to strong revenue growth, as well as continued financial discipline. Our Q2’21 diluted EPS of $0.92 was up significantly compared to $0.06 in Q2’20, which reflects those same factors, as well as the recognition of a $42 million tax benefit related to the Arena acquisition and lower interest expense.

In Q2’21, we acquired Arena Solutions for approximately $715 million, net of cash acquired. Arena contributed approximately $54 million of ARR and an immaterial amount of revenue to our Q2’21 results.

We generated $122 million of cash from operations in Q2'21 compared to $88 million in Q2'20, primarily reflecting higher collections and lower restructuring payments. We ended Q2’21 with $326 million of cash and cash equivalents and $1.5 billion of debt outstanding with a weighted average cost of debt of 3.1%.

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

Despite the challenges associated with the COVID-19 pandemic, we currently anticipate ARR, revenue, and operating margin growth in FY’21. We expect organic churn to improve slightly compared to FY’20.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	March 31, 2021	March 28, 2020	Actual	Constant Currency(1)
Recurring revenue(1)	$414.8	$315.9	31%	25%
Perpetual license	6.9	8.2	(16)%	(19)%
Professional services	40.0	35.5	13%	7%
Total revenue	461.8	359.6	28%	22%
Total cost of revenue	89.4	83.0	8%	5%
Gross margin	372.3	276.6	35%	28%
Operating expenses	270.6	226.6	19%	17%
Total costs and expenses	360.1	309.6	16%	14%
Operating income	$101.7	$50.0	103%	73%
Non-GAAP operating income(2)	$172.0	$103.2	67%	52%
Operating margin	22.0%	13.9%
Non-GAAP operating margin(2)	37.2%	28.7%
Diluted earnings per share	$0.92	$0.06
Non-GAAP diluted earnings per share(2)(3)	$1.08	$0.59
Cash flow from operations(4)	$121.7	$87.8
Free cash flow(5)	$116.3	$82.3

(Dollar amounts in millions, except per share data)	Six months ended		Percent Change
	March 31, 2021	March 28, 2020	Actual	Constant Currency(1)
Recurring revenue(1)	$799.8	$621.2	29%	24%
Perpetual license	15.4	17.2	(11)%	(13)%
Professional services	75.6	77.3	(2)%	(7)%
Total revenue	890.8	715.7	24%	20%
Total cost of revenue	176.3	170.4	3%	1%
Gross margin	714.6	545.3	31%	26%
Operating expenses	522.5	464.8	12%	11%
Total costs and expenses	698.8	635.3	10%	8%
Operating income	$192.0	$80.5	139%	103%
Non-GAAP operating income(2)	$325.4	$196.3	66%	53%
Operating margin	21.6%	11.2%
Non-GAAP operating margin(2)	36.5%	27.4%
Diluted earnings per share	$1.13	$0.37
Non-GAAP diluted earnings per share(2)(3)	$2.05	$1.16
Cash flow from operations(4)	$235.5	$95.3
Free cash flow(5)	$227.2	$85.1

(1)	Recurring revenue is comprised of subscription, perpetual support, SaaS, and cloud revenue.
(2)

See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.

(3)

We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the FY’21 and FY’20 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. In Q2’21 and Q1'20, our GAAP results included benefits of $42.3 million and $21.2 million, respectively, related to the release of a valuation allowance as a result of the Arena and Onshape acquisitions. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, these benefits have been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP results for the first six months of FY’21 exclude tax expense of $34.2 million related to a non-U.S. tax exposure described in Note 12. Income Taxes to the Financial Statements.

(4)

Cash flow from operations for the second quarter and first six months of FY’21 includes $4.5 million and $11.7 million of restructuring payments, respectively, and $8.2 million and $11.1 million of acquisition-related payments, respectively. Cash flow from operations for the second quarter and first six months of FY’20 includes $18.0 million and $21.3 million of restructuring payments, respectively, and $2.1 million and $8.6 million of acquisition-related payments, respectively.

(5)

Free cash flow is cash from operations net of capital expenditures of $5.4 million and $8.2 million in the second quarter and first six months of FY’21, respectively, and $5.5 million and $10.2 million in the second quarter and first six months of FY’20, respectively.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2021	March 28, 2020	Actual	Constant Currency	March 31, 2021	March 28, 2020	Actual	Constant Currency
License	$198.0	$127.6	55%	47%	$375.2	$251.0	49%	43%
Support and cloud services	223.8	196.5	14%	9%	440.0	387.4	14%	10%
Software revenue	421.8	324.1	30%	24%	815.2	638.4	28%	23%
Professional services	40.0	35.5	13%	7%	75.6	77.3	(2)%	(7)%
Total revenue	$461.8	$359.6	28%	22%	$890.8	$715.7	24%	20%

Software revenue in the second quarter and first six months of FY’21 increased compared to the year-ago periods due to subscription revenue growth, partially offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. License revenue growth was primarily driven by contracts with longer durations. Subscription support and cloud services revenue in the second quarter and first six months of FY’21 grew 39% (34% constant currency) and 38% (34% constant currency), respectively, compared to the year-ago periods, while perpetual support revenue decreased 19% (22% constant currency) and 16% (19% constant currency), primarily due to conversions of perpetual support contracts to subscriptions.

Professional services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Our expectation is that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Professional services revenue growth in Q2’21 compared to Q2’20 is partially due to a Q2’20 revenue reversal related to an extension to complete work on a large fixed price professional services contract in that period, as well as the start of new contracts in Q2’21. In the first six months of FY’21, professional services revenue declined due to challenges with project scoping and implementation activities and performance due to social distancing measures and facility closures implemented to address the COVID-19 pandemic, as well as the end of a few large projects.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2021	March 28, 2020	Actual	Constant Currency	March 31, 2021	March 28, 2020	Actual	Constant Currency
Core (CAD and PLM)	$298.8	$234.4	27%	21%	$588.3	$460.5	28%	23%
Growth (IoT, AR, Onshape, Arena)	70.5	43.2	63%	58%	128.2	86.4	48%	44%
FSG (Focused Solutions Group)	52.5	46.5	13%	9%	98.7	91.5	8%	5%
Software revenue	$421.8	$324.1	30%	24%	$815.2	$638.4	28%	23%

Core Product software revenue growth in the second quarter and first six months of FY’21 compared to the year-ago periods was driven by subscription revenue growth of 46% (38% constant currency) and 46% (40% constant currency), respectively, due in part to ongoing support contract conversions to subscription, which also result in a decline in perpetual support revenue. ARR increased 13% (10% constant currency) for Q2’21 compared to Q2’20, reflecting 17% (14% constant currency) ARR growth in PLM and 11% (8% constant currency) growth in CAD as customers pursue their digital transformation initiatives.

Growth Product software revenue increased in the second quarter and first six months of FY’21 compared to the year-ago periods due to subscription revenue growth of 85% (79% constant currency) and 66% (62% constant currency), respectively. Growth Product ARR increased 64% (61% constant currency) for Q2’21 compared to Q2’20, due in part to the acquisition of Arena. Organic ARR growth was 29% (27% constant currency), reflecting 22% (20% constant currency) growth in IoT and 63% (60% constant currency) growth in AR, driven in part by significant customer expansions.

FSG Product software revenue growth in the second quarter and first six months of FY’21 compared to the year-ago periods reflects subscription revenue growth of 32% (27% constant currency) and 23% (19% constant currency), due in part to ongoing support contract conversions to subscription, which also result in a decline in perpetual support revenue. ARR was flat year over year, with 1% growth (1% decrease in constant currency), due to challenges faced by commercial airlines and retail companies during the COVID-19 pandemic.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first six months of FY’21, approximately 45% of software revenue was generated in the Americas, 40% in Europe, and 15% in Asia Pacific. In FY’20, approximately 45% of software revenue was generated in the Americas, 35% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2021	March 28, 2020	Actual	Constant Currency	March 31, 2021	March 28, 2020	Actual	Constant Currency
Americas	$166.3	$138.7	20%	20%	$357.3	$280.5	27%	28%
Europe	182.7	132.2	38%	26%	327.5	247.9	32%	22%
Asia Pacific	72.8	53.2	37%	29%	130.4	110.0	19%	13%
Software revenue	$421.8	$324.1	30%	24%	$815.2	$638.4	28%	23%

Americas software revenue growth in the second quarter and first six months of FY’21 compared to the year-ago periods was driven by subscription revenue growth of 37% (actual and constant currency) and 47% (actual and constant currency), respectively, partially offset by a decline in perpetual support revenue. Software revenue growth reflects consistent double-digit growth in Core and Growth products. Americas ARR growth of 22% (21% constant currency) was driven by the Arena acquisition, solid performance in Core products, and strong results in IoT and AR.

Europe software revenue growth in the second quarter and first six months of FY’21 compared to the year-ago periods was driven by growth in subscription revenue of 60% (46% constant currency) and 52% (40% constant currency), respectively, partially offset by a decline in perpetual support revenue. Software revenue growth reflects strong Core products performance. Europe ARR growth of 14% (8% constant currency) is consistent with the past several quarters on a constant currency basis and reflects strength in AR and IoT.

Asia Pacific software revenue growth in the second quarter and first six months of FY’21 compared to the year-ago periods was driven by growth in subscription revenue of 60% (51% constant currency) and 32% (26% constant currency), respectively, partially offset by a decline in perpetual support revenue. Software revenue growth reflects strong growth in CAD. Asia Pacific ARR growth of 19% (16% constant currency) was the third quarter in a row of mid-teens constant currency growth, with strong performance across all segments.

Gross Margin

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2021	March 28, 2020	Percent Change	March 31, 2021	March 28, 2020	Percent Change
License gross margin	$183.8	$113.7	62%	$347.8	$224.0	55%
License gross margin percentage	93%	89%		93%	89%
Support and cloud services gross margin	$183.8	$162.2	13%	$361.7	$314.2	15%
Support and cloud services gross margin percentage	82%	83%		82%	81%
Professional services gross margin	$4.7	$0.6	643%	$5.1	$7.1	(28)%
Professional services gross margin percentage	12%	2%		7%	9%

Total gross margin	$372.3	$276.6	35%	$714.6	$545.3	31%
Total gross margin percentage	81%	77%		80%	76%

Non-GAAP gross margin(1)	$384.0	$286.5	34%	$736.9	$565.0	30%
Non-GAAP gross margin percentage(1)	83%	80%		83%	79%

(1)	Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in the second quarter and first six months of FY’21 compared to the FY’20 periods due to increases in license revenue while cost of license revenue remained flat.

Support and cloud services gross margin increased in the second quarter and first six months of FY’21 compared to the year-ago periods, reflecting an increase in subscription support and cloud revenue, partially offset by a decrease in perpetual support revenue, an increase in costs associated with our cloud services business due to greater demand for those services, and higher compensation costs.

Professional services gross margin increased in Q2’21 compared to Q2’20 due to an increase in revenue and a decrease in travel costs, partially offset by higher compensation costs. Professional services gross margin decreased in the first six months of FY’21 compared to the year-ago period primarily due to a decrease in revenue resulting from the impact of the COVID-19 pandemic and higher compensation costs, partially offset by lower travel and outside services costs.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2021	March 28, 2020	Percent Change	March 31, 2021	March 28, 2020	Percent Change
Sales and marketing	$129.2	$107.4	20%	$253.9	$215.0	18%
% of total revenue	28%	30%		29%	30%
Research and development	$72.5	$60.0	21%	$143.4	$125.3	14%
% of total revenue	16%	17%		16%	18%
General and administrative	$60.8	$33.6	81%	$110.3	$78.2	41%
% of total revenue	13%	9%		12%	11%
Amortization of acquired intangible assets	$7.6	$7.3	5%	$14.2	$14.1	1%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges, net	$0.5	$18.2	(97)%	$0.7	$32.3	(98)%
% of total revenue	0%	5%		0%	5%
Total operating expenses	$270.6	$226.6	19%	$522.5	$464.8	12%

Headcount increased 9% between Q2’20 and Q2’21.

Operating expenses in Q2’21 compared to operating expenses in Q2’20 increased primarily due to the following:

•

a $47.8 million increase in compensation expense (including benefit costs), primarily driven by a $22.8 million (130%) increase in stock-based compensation expense, a $12.7 million (13%) increase in salaries due in part to the Arena acquisition, and a $5.6 million increase in bonus expense;

•	a $10.0 million increase in acquisition-related transaction costs, included in general and administrative; and
•	a $2.8 million increase in cloud services hosting costs;

partially offset by:

•	a $17.8 million decrease in restructuring costs; and
•	a $4.2 million decrease in travel costs due to the COVID-19 pandemic.

Operating expenses in the first six months of FY’21 compared to operating expenses in the first six months of FY’20 increased primarily due to the following:

•

an $82.4 million increase in compensation expense (including benefit costs), primarily driven by a $39.5 million (93%) increase in stock-based compensation expense, a $23.9 million (13%) increase in salaries due in part to the Arena acquisition, and a $6.8 million (185%) increase in bonus expense;

•	a $6.8 million increase in acquisition-related transaction costs, included in general and administrative;
•	a $4.6 million increase in cloud services hosting costs; and
•	$3.8 million of expenses related to our investment in our digital transformation;

partially offset by:

•	a $31.6 million decrease in restructuring costs; and
•	a $9.8 million decrease in travel costs due to the COVID-19 pandemic.

Stock-based compensation was higher in FY’21 compared to FY’20 primarily due to higher estimated attainment under performance-based awards. In addition, an increase in time-based award grants in FY’20 and expected higher stock-based bonus attainment in FY’21 increased expense. Non-stock based bonus expense was also higher in FY’21 compared to FY’20 due higher estimated attainment under the FY’21 bonus plan.

Interest Expense

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2021	March 28, 2020	Percent Change	March 31, 2021	March 28, 2020	Percent Change
Interest and debt premium expense	$(12.9)	$(32.6)	(60)%	$(24.4)	$(44.7)	(45)%

Interest expense includes interest under our credit facility and senior notes, as well as $15 million of expense recognized in Q2’20 related to penalties for the early redemption of debt. We had $1.5 billion of total debt at March 31, 2021, compared to $1.6 billion at March 28, 2020. The average interest rate on borrowings outstanding was approximately 3.3% and 3.5% during the second quarter and first six months of FY’21, respectively, and 4.6% and 4.8% during the second quarter and first six months of FY’20, respectively.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2021	March 28, 2020	Percent Change	March 31, 2021	March 28, 2020	Percent Change
Interest income	$0.3	$1.6	(81)%	$0.9	$2.5	(65)%
Other expense, net	(2.7)	(3.2)	(15)%	(4.7)	(3.4)	37%
Other expense, net	$(2.4)	$(1.6)	48%	$(3.8)	$(0.9)	314%

Other expense, net primarily consists of foreign currency losses. In the second quarter and first six months of FY’21, foreign currency losses, net were $2.4 million and $4.2 million, respectively. In the second quarter and first six months of FY’20, foreign currency losses, net were $2.5 million and $2.6 million, respectively.

Income Taxes

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2021	March 28, 2020	Percent Change	March 31, 2021	March 28, 2020	Percent Change
Income before income taxes	$86.4	$15.8	447%	$163.8	$34.8	370%
Provision (benefit) for income taxes	$(22.9)	$8.6	(366)%	$31.0	$(7.8)	(497)%
Effective income tax rate	(27)%	55%		19%	(22)%

In the second quarter and first six months of FY’21 and FY’20, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In FY’21 and FY’20, the foreign rate differential predominantly relates to these Irish earnings. In addition, the effective tax rate was impacted by the matters described below.

Our results for the six months ended March 31, 2021 include a charge of $36.1 million related to the effects of an unrecognized tax benefit in a non-U.S. jurisdiction. See Note 12. Income Taxes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information about this charge.

In the second quarter of FY’21, we reduced our previously established U.S. valuation allowance by $42.3 million as a result of the Arena acquisition. In the first six months of FY’20, we reduced our previously established U.S. valuation allowance by $21.2 million as a result of the Onshape acquisition.

Operating Measure

ARR

ARR (Annual Run Rate) ARR represents the annualized value of our portfolio of active subscription software, cloud, SaaS, and support contracts as of the end of the reporting period. ARR includes orders placed under our Strategic Alliance Agreement with Rockwell Automation, including orders placed to satisfy contractual minimum commitments.

We believe ARR is a valuable operating metric to measure the health of a subscription business because it captures expected subscription and support cash generation from customers. Because this measure represents the annualized value of customer contracts as of a point in time, it does not represent revenue for any particular period or remaining revenue that will be recognized in future periods.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation; amortization of acquired intangible assets; acquisition-related and other transactional charges included in general and administrative expenses; restructuring and other charges, net; certain non-operating charges; and income tax adjustments. Additional information about the items we exclude from our non-GAAP financial measures and the reasons we exclude them can be found in Non-GAAP Financial Measures on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the first six months of FY’21, we incurred tax expense related to a reserve for a South Korean tax exposure established in the period which is excluded from our non-GAAP financial measures as it is related to prior periods and not included in management’s view of Q2’21 results for comparative purposes. In Q2’21, we incurred a tax benefit related to the release of a valuation allowance as a result of the Arena acquisition. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, this benefit has been excluded from our non-GAAP financial measures.

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

(in millions, except per share amounts)	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
GAAP gross margin	$372.3	$276.6	$714.6	$545.3
Stock-based compensation	4.5	3.0	8.9	6.0
Amortization of acquired intangible assets included in cost of revenue	7.1	6.9	13.4	13.7
Non-GAAP gross margin	$384.0	$286.5	$736.9	$565.0
GAAP operating income	$101.7	$50.0	$192.0	$80.5
Stock-based compensation	44.7	20.5	90.8	48.4
Amortization of acquired intangible assets	14.8	14.2	27.6	27.7
Acquisition-related and other transactional charges included in general and administrative expenses	10.3	0.3	14.2	7.4
Restructuring and other charges, net	0.5	18.2	0.7	32.3
Non-GAAP operating income	$172.0	$103.2	$325.4	$196.3
GAAP net income	$109.3	$7.2	$132.8	$42.6
Stock-based compensation	44.7	20.5	90.8	48.4
Amortization of acquired intangible assets	14.8	14.2	27.6	27.7
Acquisition-related and other transactional charges included in general and administrative expenses	10.3	0.3	14.2	7.4
Restructuring and other charges, net	0.5	18.2	0.7	32.3
Non-operating charges(1)	—	15.0	—	15.0
Income tax adjustments(2)	(51.7)	(6.9)	(24.6)	(38.8)
Non-GAAP net income	$127.8	$68.5	$241.6	$134.6
GAAP diluted earnings per share	$0.92	$0.06	$1.13	$0.37
Stock-based compensation	0.38	0.18	0.77	0.42
Amortization of acquired intangible assets	0.12	0.12	0.23	0.24
Acquisition-related and other transactional charges included in general and administrative expenses	0.09	—	0.12	0.06
Restructuring and other charges, net	—	0.16	0.01	0.28
Non-operating charges(1)	—	0.13	—	0.13
Income tax adjustments(2)	(0.44)	(0.06)	(0.21)	(0.34)
Non-GAAP diluted earnings per share	$1.08	$0.59	$2.05	$1.16

(1)	We recognized $15 million of expense in Q2’20 related to penalties for the early redemption of the 6.000% Senior Notes due in 2024.
(2)

We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the FY’21 and FY’20 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. In Q2’21 and Q1'20, our GAAP results included benefits of $42.3 million and $21.2 million, respectively, related to the release of a valuation allowance as a result of the Arena and Onshape acquisitions. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, these benefits have been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP results for the first six months of FY’21 exclude tax expense of $34.2 million related to the non-U.S. tax exposure described in Note 12. Income Taxes to the Financial Statements.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2021	March 28, 2020	March 31, 2021	March 28, 2020
GAAP operating margin	22.0%	13.9%	21.6%	11.2%
Stock-based compensation	9.7%	5.7%	10.2%	6.8%
Amortization of acquired intangible assets	3.2%	3.9%	3.1%	3.9%
Acquisition-related and other transactional charges included in general and administrative expenses	2.2%	0.1%	1.6%	1.0%
Restructuring and other charges, net	0.1%	5.1%	0.1%	4.5%
Non-GAAP operating margin	37.2%	28.7%	36.5%	27.4%

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

Liquidity and Capital Resources

(in millions)	March 31, 2021	September 30, 2020
Cash and cash equivalents	$326.1	$275.5
Restricted cash	0.5	0.5
Short- and long-term marketable securities	—	59.1
Total	$326.6	$335.1

(in millions)	Six months ended
	March 31, 2021	March 28, 2020
Net cash provided by operating activities	$235.5	$95.3
Net cash used in investing activities	$(670.3)	$(476.7)
Net cash provided by financing activities	$485.0	$944.1

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In December 2020, we sold all our marketable securities. At March 31, 2021, cash and cash equivalents totaled $326 million, compared to $275 million at September 30, 2020.

A significant portion of our cash is generated and held outside the U.S. As of March 31, 2021, we had cash and cash equivalents of $44 million in the U.S., $141 million in Europe, $109 million in Asia Pacific (including India) and $32 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows, and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $235 million in the first six months of FY’21, compared to $95 million in the first six months of FY’20. Cash from operations for the first six months of FY’21 includes $11.7 million of restructuring payments and $11.1 million of acquisition-related payments compared to $21.3 million of restructuring payments and $8.6 million of acquisition-related payments in the prior-year period. The increase in cash from operations in the first six months of FY’21 compared to the same period in FY’20 was primarily driven by increased collections, offset by higher compensation payments.

Cash Used in Investing Activities

(in millions)	Six months ended
	March 31, 2021	March 28, 2020
Additions to property and equipment	$(8.2)	$(10.2)
Proceeds from (purchases of) short- and long-term marketable securities, net	58.5	(0.2)
Acquisitions of businesses, net of cash acquired	(717.2)	(468.5)
Other	(3.4)	2.2
Net cash used in investing activities	$(670.3)	$(476.7)

Cash used in investing activities in the first six months of FY’21 reflects approximately $715 million used for the Arena acquisition and $56 million in proceeds from the sale of marketable securities. Cash used in investing activities in the first six months of FY’20 reflects $469 million used for the Onshape acquisition.

Cash Provided by Financing Activities

(in millions)	Six months ended
	March 31, 2021	March 28, 2020
Borrowings on debt, net	$502.0	$975.0
Proceeds from issuance of common stock	10.5	9.0
Debt issuance costs	—	(16.3)
Payments of withholding taxes in connection with stock-based awards	(27.2)	(23.6)
Other	(0.3)	—
Net cash provided by financing activities	$485.0	$944.1

Cash provided by financing activities in the first six months of FY’21 reflects net borrowings of $502 million under our credit facility, compared to net borrowings of $975 million in the first six months of FY’20, primarily related to the issuance of the 4.000% Senior Notes due 2028 and 3.625% Senior Notes due 2025 in Q2’20.

Outstanding Debt

(in millions)	March 31, 2021
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	520.0
Total debt	$1,520.0
Unamortized debt issuance costs for the senior notes	(11.6)
Total debt, net of issuance costs	$1,508.4

Undrawn under credit facility revolver	$480.0
Undrawn under credit facility revolver available to borrow	$463.7

As of March 31, 2021, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our senior notes are described in Note 13. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which capital expenditures we expect to be approximately an additional $15 million in FY’21) through at least the next twelve months and to meet our known long-term capital requirements.

In January 2021, we acquired Arena Solutions for approximately $715 million, net of cash acquired. In connection with the acquisition, we borrowed $600 million under our existing credit facility. We plan to use available cash from operations to pay down borrowings under the credit facility. We intend to continue targeting a leverage ratio (Debt/EBITDA) of below 3x and will assess share repurchases in that context.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on legal proceedings can be found in Note 15. Commitments and Contingencies – Legal Proceedings – 401(k) Plan of Notes to Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

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

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 ("Q2 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021 and March 28, 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2021 and March 28, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and March 28, 2020; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2021 and March 28, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page of the Q2 Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

*	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/S/ KRISTIAN TALVITIE
Kristian Talvitie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2021