Form 10-Q
period 2021-06-30
PTC INC.
filed 2021-08-03
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 117,381,783 shares of our common stock outstanding on August 2, 2021.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$365,756	$275,458
Short-term marketable securities	—	28,129
Accounts receivable, net of allowance for doubtful accounts of $368 and $543 at June 30, 2021 and September 30, 2020, respectively	432,980	415,221
Prepaid expenses	73,542	69,408
Other current assets	46,218	45,231
Total current assets	918,496	833,447
Property and equipment, net	93,659	101,499
Goodwill	2,197,313	1,625,786
Acquired intangible assets, net	394,682	237,570
Long-term marketable securities	—	30,970
Deferred tax assets	178,087	190,963
Operating right-of-use lease assets	147,431	149,933
Other assets	276,551	212,570
Total assets	$4,206,219	$3,382,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,446	$24,910
Accrued expenses and other current liabilities	114,570	96,313
Accrued compensation and benefits	111,897	101,087
Accrued income taxes	10,326	7,011
Deferred revenue	460,836	416,804
Short-term lease obligations	25,124	34,635
Total current liabilities	746,199	680,760
Long-term debt	1,478,927	1,005,314
Deferred tax liabilities	11,541	12,431
Deferred revenue	12,777	9,661
Long-term lease obligations	178,009	180,388
Other liabilities	53,808	55,936
Total liabilities	2,481,261	1,944,490
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,280 and 116,125 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	1,173	1,161
Additional paid-in capital	1,694,902	1,602,728
Retained earnings (accumulated deficit)	121,713	(62,267)
Accumulated other comprehensive loss	(92,830)	(103,374)
Total stockholders’ equity	1,724,958	1,438,248
Total liabilities and stockholders’ equity	$4,206,219	$3,382,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Revenue:
License	$163,583	$118,248	$538,769	$369,285
Support and cloud services	230,851	199,146	670,853	586,555
Total software revenue	394,434	317,394	1,209,622	955,840
Professional services	41,234	34,327	116,882	111,594
Total revenue	435,668	351,721	1,326,504	1,067,434
Cost of revenue:
Cost of license revenue	15,502	13,001	42,918	40,047
Cost of support and cloud services revenue	42,392	34,788	120,706	107,980
Total cost of software revenue	57,894	47,789	163,624	148,027
Cost of professional services revenue	37,183	31,435	107,731	101,629
Total cost of revenue	95,077	79,224	271,355	249,656
Gross margin	340,591	272,497	1,055,149	817,778
Operating expenses:
Sales and marketing	134,412	104,594	388,315	319,636
Research and development	78,134	61,429	221,514	186,691
General and administrative	47,084	35,709	157,417	113,895
Amortization of acquired intangible assets	7,511	7,302	21,708	21,367
Restructuring and other charges (credits), net	(132)	62	584	32,338
Total operating expenses	267,009	209,096	789,538	673,927
Operating income	73,582	63,401	265,611	143,851
Interest and debt premium expense	(13,178)	(19,660)	(37,622)	(64,376)
Other income (expense), net	(1,935)	775	(5,756)	(150)
Income before income taxes	58,469	44,516	222,233	79,325
Provision for income taxes	7,266	9,838	38,253	2,036
Net income	$51,203	$34,678	$183,980	$77,289
Earnings per share—Basic	$0.44	$0.30	$1.58	$0.67
Earnings per share—Diluted	$0.43	$0.30	$1.56	$0.67
Weighted-average shares outstanding—Basic	116,934	115,759	116,702	115,521
Weighted-average shares outstanding—Diluted	118,611	116,229	118,181	115,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Net income	$51,203	$34,678	$183,980	$77,289
Other comprehensive income, net of tax:
Hedge loss arising during the period, net of tax of $0 million and $0.4 million in the third quarter of 2021 and 2020, respectively, and $0 million and $1.2 million in the first nine months of 2021 and 2020, respectively	(1,797)	(1,148)	(1,559)	(3,790)
Foreign currency translation adjustment, net of tax of $0 for each period	6,457	3,089	10,581	2,677
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	—	822	(307)	278
Amortization of net actuarial pension loss included in net income, net of tax of $0.3 million and $0.3 million in the third quarter of 2021 and 2020, respectively, and $0.9 million and $0.8 million in the first nine months of 2021 and 2020, respectively	738	673	2,214	2,027
Change in unamortized pension loss during the period related to changes in foreign currency	(291)	(152)	(385)	(693)
Other comprehensive income	5,107	3,284	10,544	499
Comprehensive income	$56,310	$37,962	$194,524	$77,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$183,980	$77,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,670	60,677
Amortization of right-of-use lease assets	28,031	29,467
Stock-based compensation	133,896	73,605
Other non-cash items, net	(1,108)	(2,786)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(4,110)	54,662
Accounts payable and accrued expenses	15,834	4,255
Accrued compensation and benefits	121	878
Deferred revenue	30,733	3,357
Income taxes	(13,524)	(44,445)
Other current assets and prepaid expenses	426	15,311
Operating lease liabilities	(13,106)	(8,871)
Other noncurrent assets and liabilities	(100,355)	(63,565)
Net cash provided by operating activities	323,488	199,834
Cash flows from investing activities:
Additions to property and equipment	(11,662)	(15,412)
Purchases of short- and long-term marketable securities	(7,562)	(26,087)
Proceeds from sales of short- and long-term marketable securities	56,170	1,521
Proceeds from maturities of short- and long-term marketable securities	9,861	24,271
Acquisitions of businesses, net of cash acquired	(717,779)	(468,520)
Purchase of intangible assets	(550)	(11,050)
Other investing activities	(3,291)	(1,729)
Net cash used in investing activities	(674,813)	(497,006)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	—	1,000,000
Borrowings under credit facility	600,000	455,000
Repayments of Senior Notes	—	(500,000)
Repayments of borrowings under credit facility	(128,000)	(490,125)
Proceeds from issuance of common stock	10,484	8,980
Debt issuance costs	—	(17,083)
Debt early redemption premium	—	(15,000)
Payments of withholding taxes in connection with stock-based awards	(42,215)	(33,232)
Payments of principal for financing leases	(279)	—
Net cash provided by financing activities	439,990	408,540
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,646	(4,127)
Net change in cash, cash equivalents, and restricted cash	90,311	107,241
Cash, cash equivalents, and restricted cash, beginning of period	275,960	270,689
Cash, cash equivalents, and restricted cash, end of period	$366,271	$377,930
Supplemental disclosure of non-cash financing activities:
Withholding taxes in connection with stock-based awards, accrued	9,979	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2021
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2021	116,855	$1,169	$1,676,791	$70,510	$(97,937)	$1,650,533
Common stock issued for employee stock-based awards	608	6	(6)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(183)	(2)	(24,951)	—	—	(24,953)
Compensation expense from stock-based awards	—	—	43,068	—	—	43,068
Net income	—	—	—	51,203	—	51,203
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,797)	(1,797)
Foreign currency translation adjustment	—	—	—	—	6,457	6,457
Change in pension benefits, net of tax	—	—	—	—	447	447
Balance as of June 30, 2021	117,280	$1,173	$1,694,902	$121,713	$(92,830)	$1,724,958

	Nine months ended June 30, 2021
	Common Stock			Retained	Accumulated
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2020	116,125	$1,161	$1,602,728	$(62,267)	$(103,374)	$1,438,248
Common stock issued for employee stock-based awards	1,470	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(459)	(4)	(52,190)	—	—	(52,194)
Common stock issued for employee stock purchase plan	144	1	10,483	—	—	10,484
Compensation expense from stock-based awards	—	—	133,896	—	—	133,896
Net income	—	—	—	183,980	—	183,980
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,559)	(1,559)
Foreign currency translation adjustment	—	—	—	—	10,581	10,581
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	1,829	1,829
Balance as of June 30, 2021	117,280	$1,173	$1,694,902	$121,713	$(92,830)	$1,724,958

	Three months ended June 27, 2020
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 28, 2020	115,695	$1,157	$1,536,770	$(150,351)	$(113,495)	$1,274,081
Common stock issued for employee stock-based awards	412	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(131)	(1)	(9,660)	—	—	(9,661)
Common stock issued for employee stock purchase plan	—	—	—	—	—	—
Compensation expense from stock-based awards	—	—	25,185	—	—	25,185
Net income	—	—	—	34,678	—	34,678
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,148)	(1,148)
Foreign currency translation adjustment	—	—	—	—	3,089	3,089
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	822	822
Change in pension benefits, net of tax	—	—	—	—	521	521
Balance as of June 27, 2020	115,976	$1,160	$1,552,291	$(115,673)	$(110,211)	$1,327,567

	Nine months ended June 27, 2020
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2019	114,899	$1,149	$1,502,949	$(191,390)	$(110,710)	$1,201,998
ASU 2016-02 (ASC 842) adoption	—	—	—	(1,572)	—	(1,572)
Common stock issued for employee stock-based awards	1,370	14	(14)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(449)	(4)	(33,228)	—	—	(33,232)
Common stock issued for employee stock purchase plan	156	1	8,979	—	—	8,980
Compensation expense from stock-based awards	—	—	73,605	—	—	73,605
Net income	—	—	—	77,289	—	77,289
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(3,790)	(3,790)
Foreign currency translation adjustment	—	—	—	—	2,677	2,677
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	278	278
Change in pension benefits, net of tax	—	—	—	—	1,334	1,334
Balance as of June 27, 2020	115,976	$1,160	$1,552,291	$(115,673)	$(110,211)	$1,327,567

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

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. In the first quarter of 2021, we changed our fiscal calendar from thirteen-week quarters ending on a Saturday to three-month quarters ending on the last calendar day of the third month. There was no change to our fiscal year-end. We do not expect that this change will materially impact comparability of our financial results for fiscal years 2021 and 2020. Because our fiscal year-end did not change, we were not required to file a transition report. The third quarter of 2021 ended on June 30, 2021 and the third quarter of 2020 ended on June 27, 2020. The results of operations for the nine months ended June 30, 2021 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Risks and Uncertainties - COVID-19 Pandemic

In December 2019, the virus that causes COVID-19 surfaced. The virus has spread worldwide, including in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic significantly impacted global economic activity and continues to cause macroeconomic uncertainty.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2021, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted the new standard prospectively effective October 1, 2020. As a result of the adoption, we are required to capitalize certain costs related to the implementation of cloud computing arrangements. Capitalized costs related to cloud computing arrangements, which are included in other assets on the Consolidated Balance Sheets, were $1.5 million as of June 30, 2021.

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

Income Taxes

In December 2019, the FASB issued Accounting Standards Update ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The decisions reflected in ASU 2019-12 update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The new standard will be effective for us in the first quarter of 2022, though early adoption of the amendments is permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements, but at this time we do not expect it to be material.

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	June 30, 2021	September 30, 2020
Contract asset	$10,739	$11,984
Deferred revenue	$473,613	$426,465

As of June 30, 2021, $5.9 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. Approximately $6.6 million of the September 30, 2020 contract asset balance was transferred to receivables during the nine months ended June 30, 2021 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $5.3 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the nine months ended June 30, 2021.

During the nine months ended June 30, 2021, we recognized $368.8 million of revenue that was included in deferred revenue as of September 30, 2020 and there were additional deferrals of $400.4 million, primarily related to new billings. In addition, deferred revenue increased by $15.5 million (net of a $10.4 million fair value adjustment) as a result of the acquisition of Arena. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of June 30, 2021 was $601.5 million, compared to $511.3 million as of September 30, 2020.

Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of June 30, 2021 and September 30, 2020, the total refund liability was $41.5 million and $34.5 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Effective October 1, 2020, we adopted ASC 326, Financial Instruments—Credit Losses, which replaces the incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.4 million and $0.5 million as of June 30, 2021 and September 30, 2020. Uncollectible trade accounts receivable written-off and bad debt expense were immaterial in the three and nine months ended June 30, 2021.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs primarily relate to commissions. As of June 30, 2021 and September 30, 2020, deferred costs to obtain a contract of $41.7 million and $33.9 million, respectively, are included in other current assets and $73.9 million and $72.9 million, respectively, are included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $11.7 million and $33.1 million in the three and nine months ended June 30, 2021, respectively, and $9.0 million and $25.2 million in the three and nine months ended June 27, 2020, respectively. There were no impairments of the contract cost assets in the three and nine months ended June 30, 2021 and June 27, 2020.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2021, the amounts include performance obligations of $473.6 million recorded in deferred revenue and $850.0 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 85% of the total $1,323.6 million over the next 24 months, with the remaining amount thereafter. Certain of our multi-year subscription contracts with start dates on or after October 1, 2018 contain a limited annual cancellation right. For such cancellable subscription contracts, we consider each annual period a discrete contract. Early in the fourth quarter of 2019, we discontinued offering this cancellation right for substantially all new contracts. Remaining performance obligations do not include the cancellable value for subscriptions which contain this cancellation right.

Disaggregation of Revenue

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Recurring revenue(1)	$387,175	$310,621	$1,186,978	$931,852
Perpetual license	7,259	6,773	22,644	23,988
Professional services	41,234	34,327	116,882	111,594
Total revenue	$435,668	$351,721	$1,326,504	$1,067,434
(1)	Recurring revenue is comprised of subscription, perpetual support, SaaS, and cloud revenue.

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

For the three and nine months ended June 30, 2021, restructuring and other charges, net totaled $(0.1) million and $0.6 million, respectively, which is attributable to restructuring charges and impairment and accretion expense related to exited facilities.

For the three months ended June 27, 2020, restructuring and other charges, net totaled $0.1 million, which is attributable to restructuring charges and accelerated depreciation related to the planned exit of a facility. For the nine months ended June 27, 2020, restructuring and other charges, net totaled $32.3 million, of which $26.8 million is attributable to restructuring charges, $4.9 million is attributable to impairment and accretion expense related to exited facilities, and $0.6 million is attributable to accelerated depreciation related to the planned exit of a facility.

Restructuring Charges

During the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. The restructuring plan resulted in charges of $30.8 million through fiscal year 2020 for termination benefits associated with approximately 250 employees. During the nine months ended June 30, 2021, we incurred charges of $0.2 million in connection with this restructuring plan.

The following table summarizes restructuring accrual activity for the nine months ended June 30, 2021:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2020	$3,992	$5,995	$9,987
Charges to operations, net	162	183	345
Cash disbursements	(3,925)	(2,303)	(6,228)
Foreign exchange impact	33	17	50
Accrual, June 30, 2021	$262	$3,892	$4,154

The following table summarizes restructuring accrual activity for the nine months ended June 27, 2020:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2019	$298	$30,788	$31,086
ASC 842 adoption	—	(16,462)	(16,462)
Charges to operations, net	31,155	(4,391)	26,764
Cash disbursements	(21,890)	(3,746)	(25,636)
Other non-cash	—	164	164
Foreign exchange impact	165	3	168
Accrual, June 27, 2020	$9,728	$6,356	$16,084

The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Of the accrual for facility closures and related costs, as of June 30, 2021, $2.4 million is included in accrued expenses and other current liabilities and $1.5 million is included in other liabilities in the Consolidated Balance Sheets.

4. Stock-based Compensation

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, directors, officers and consultants. We award RSUs, including performance-based awards, as our principal equity incentive awards.

The following table shows RSU activity for the nine months ended June 30, 2021:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2020	3,509	$79.13
Granted(1)	1,472	$111.35
Vested	(1,470)	$80.63
Forfeited or not earned	(162)	$86.87
Balance of outstanding restricted stock units, June 30, 2021	3,349	$92.42

(1)	RSUs granted includes 33,000 shares from prior period Total Shareholder Return (TSR) awards that were earned upon achievement of the performance criteria and vested in November 2020.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Nine months ended June 30, 2021
Performance-based RSUs(1)	90
Service-based RSUs(2)	1,259
Total Shareholder Return RSUs(3)	90

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

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	41.5%
Risk free interest rate	0.21%
Dividend yield	—%

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Cost of license revenue	$26	$11	$66	$22
Cost of support and cloud services revenue	2,611	1,569	7,222	4,579
Cost of professional services revenue	2,457	1,585	6,746	4,607
Sales and marketing	14,229	9,407	42,533	24,005
Research and development	8,514	5,583	24,878	17,280
General and administrative	15,231	7,030	52,451	23,112
Total stock-based compensation expense	$43,068	$25,185	$133,896	$73,605

Stock-based compensation expense includes $1.8 million and $5.6 million in the third quarter and first nine months of 2021, respectively, and $1.4 million and $4.2 million in the third quarter and first nine months of 2020, respectively, related to our employee stock purchase plan.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Net income	$51,203	$34,678	$183,980	$77,289
Weighted-average shares outstanding—Basic	116,934	115,759	116,702	115,521
Dilutive effect of restricted stock units	1,677	470	1,479	460
Weighted-average shares outstanding—Diluted	118,611	116,229	118,181	115,981
Earnings per share—Basic	$0.44	$0.30	$1.58	$0.67
Earnings per share—Diluted	$0.43	$0.30	$1.56	$0.67

Anti-dilutive shares were immaterial for the three months ended June 30, 2021. There were 0.1 million anti-dilutive shares for the nine months ended June 30, 2021. There were 0.3 and 0.1 million anti-dilutive shares for the three and nine months ended June 27, 2020, respectively.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. We did not repurchase any shares in the third quarter and first nine months of 2021 or 2020. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions

Acquisition-related costs in the third quarter and first nine months of 2021 totaled $0.6 million and $14.8 million, respectively, compared to $0.7 million and $8.1 million, respectively, in the third quarter and first nine months of 2020. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Our results of operations include the results of acquired businesses beginning on their respective acquisition date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

Arena

On January 15, 2021, we acquired Arena Holdings, Inc. (“Arena”) pursuant to the Agreement and Plan of Merger dated as of December 12, 2020 by and among PTC, Arena, Astronauts Merger Sub, Inc.,

and the Representative named therein, the material terms of which are described in the Form 8-K filed by PTC on December 14, 2020 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $715 million, net of cash acquired of $11.1 million, for Arena, which amount was financed with cash on hand and $600 million borrowed under our existing credit facility. Arena had approximately 170 employees on the close date. The acquisition of Arena is expected to add revenue of approximately $30 million in 2021, which is net of approximately $10 million in fair value adjustments related to purchase accounting for the acquisition.

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

The purchase price allocation resulted in $562.8 million of goodwill, $155.0 million of customer relationships, $38.3 million of purchased software, $4.2 million of trademarks, $41.3 million of deferred tax liabilities, $15.5 million of deferred revenue, $11.4 million of accounts receivable, and $0.4 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 13 years, 9 years, and 12 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by participation in expected future growth of the PLM SaaS market and expansion into the mid-market for PLM, where SaaS solutions are becoming the standard.

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

The purchase price allocation resulted in $364.9 million of goodwill, $56.8 million of customer relationships, $47.3 million of purchased software, $3.6 million of trademarks and $4.1 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 10 years, 16 years, and 15 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by the expected acceleration of CAD and PLM growth, especially in the low end of the market, and participation in expected future growth of the CAD and PLM SaaS market. In addition, over the longer term, we anticipate building products based on the Onshape SaaS technology platform, which is the basis for the PTC Atlas SaaS platform.

7. Goodwill and Intangible Assets

We have two operating and reportable segments: (1) Software Products and (2) Professional Services.

As of June 30, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,546.5 million and attributable to our Professional Services segment was

$45.5 million. As of September 30, 2020, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,818.1 million and attributable to our Professional Services segment was $45.3 million.

We completed our annual goodwill impairment review as of June 30, 2021 based on a qualitative assessment. Our qualitative assessment included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	June 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,197,313			$1,625,786
Intangible assets with finite lives (amortized):
Purchased software	$484,810	$331,711	$153,099	$443,275	$309,124	$134,151
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	576,985	345,518	231,467	418,953	322,092	96,861
Trademarks and trade names	26,990	16,874	10,116	22,687	16,129	6,558
Other	4,035	4,035	—	4,017	4,017	—
Total intangible assets with finite lives	$1,115,697	$721,015	$394,682	$911,809	$674,239	$237,570
Total goodwill and acquired intangible assets			$2,591,995			$1,863,356

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2020	$1,583,316	$42,470	$1,625,786
Arena acquisition	562,838	—	562,838
Other acquisitions	963	400	1,363
Foreign currency translation adjustment	7,135	191	7,326
Balance, June 30, 2021	$2,154,252	$43,061	$2,197,313

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Amortization of acquired intangible assets	$7,511	$7,302	$21,708	$21,367
Cost of license revenue	8,260	6,857	21,644	20,535
Total amortization expense	$15,771	$14,159	$43,352	$41,902

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020 were as follows:

(in thousands)	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$118,396	$—	$—	$118,396
Derivative instruments	—	1,119	—	1,119
Convertible note	—	—	1,000	1,000
Total financial assets	$118,396	$1,119	$1,000	$120,515
Financial liabilities:
Forward contracts	—	1,080	—	1,080
Total financial liabilities	$—	$1,080	$—	$1,080

(in thousands)	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$105,299	$—	$—	$105,299
Marketable securities:
Corporate notes/bonds	59,099	—	—	59,099
Derivative instruments	—	903	—	903
Total financial assets	$164,398	$903	$—	$165,301
Financial liabilities:
Forward contracts	—	1,073	—	1,073
Total financial liabilities	$—	$1,073	$—	$1,073

Level 3 Debt Investments

In the first quarter of 2021, we invested $1.0 million into a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet. There were no changes in the fair value of this level 3 investment in the three and nine months ended June 30, 2021.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $9.9 million and $8.9 million as of June 30, 2021 and September 30, 2020, respectively.

9. Marketable Securities

We did not hold any marketable securities as of June 30, 2021. In December 2020, we sold all our marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material. The amortized cost and fair value of marketable securities as of September 30, 2020 were as follows:

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

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020
Derivative assets(1):
Forward Contracts	$429	$3	$477	$900
Options	$—	$—	$213	$—
Derivative liabilities(2):
Forward Contracts	$—	$306	$1,080	$767

(1)	As of June 30, 2021 and September 30, 2020, current derivative assets of $1.1 million and $0.9 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.
(2)

As of June 30, 2021 and September 30, 2020, current derivative liabilities of $1.1 million and $1.1 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they would be adversely affected by changes in Euro exchange rates. These contracts have maturities of up to approximately 10 months. We do not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into options only as an economic hedge, any loss on the underlying Euro-denominated forecasted plan rate would be offset by the gain on the put option. Gains on put options are included in other income (expense), net.

As of June 30, 2021 and September 30, 2020, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2021	September 30, 2020
Canadian / U.S. Dollar	$6,502	$6,847
Euro / U.S. Dollar(1)	588,549	390,673
British Pound / U.S. Dollar	2,349	6,328
Israeli Shekel / U.S. Dollar	10,308	9,503
Japanese Yen / U.S. Dollar	10,061	50,379
Swiss Franc / U.S. Dollar	2,903	12,874
Danish Krone / U.S. Dollar	6,699	2,089
Swedish Krona / U.S. Dollar	18,736	18,871
Chinese Renminbi / U.S. Dollar	8,518	5,415
South Korean Won / U.S. Dollar	8,523	—
All other	12,004	9,483
Total	$675,152	$512,462

(1)

As of June 30, 2021, $552.2 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $36.3 million relates to options. As of September 30, 2020, all of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and June 27, 2020:

(in thousands)		Three months ended		Nine months ended
	Location of Loss	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(2,508)	$(1,257)	$(7,128)	$(605)

Net Investment Hedges

We translate balance sheet accounts of subsidiaries with foreign functional currencies into the U.S. Dollar using the exchange rate at each balance sheet date. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. We designate certain foreign exchange forward contracts as net investment hedges against exposure on translation of balance sheet accounts of Euro-functional subsidiaries. Net investment hedges partially offset the impact of foreign currency translation adjustment recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of net investment hedge foreign exchange forward contracts is approximately 3 months.

Net investment hedge relationships are designated at inception, and effectiveness is assessed retrospectively on a quarterly basis using the net equity position of Euro-functional subsidiaries. As the forward contracts are highly effective in offsetting exchange rate exposure, we record changes in these net investment hedges in accumulated other comprehensive loss and subsequently reclassify them to foreign currency translation adjustment in accumulated other comprehensive loss at the time of forward contract maturity. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.

As of June 30, 2021 and September 30, 2020, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2021	September 30, 2020
Euro / U.S. Dollar	$153,631	$164,885

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and June 27, 2020:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Gain (loss) recognized in OCI	OCI	$(2,309)	$2,406	$(268)	$(3,300)
Gain (loss) reclassified from OCI	OCI	4,143	(2,735)	4,044	(9,513)
Gain recognized, excluded portion	Other income (expense), net	267	888	1,000	3,079

As of June 30, 2021, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of June 30, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2021	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$906	$—	$906	$(906)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of June 30, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2021	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$1,080	$—	$1,080	$(906)	$—	$174

11. Segment and Geographic Information

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

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Software Products
Revenue	$394,434	$317,394	$1,209,622	$955,840
Operating costs(1)	116,617	95,198	331,328	292,302
Profit	277,817	222,196	878,294	663,538

Professional Services
Revenue	41,234	34,327	116,882	111,594
Operating costs(2)	34,726	29,850	100,985	97,022
Profit	6,508	4,477	15,897	14,572

Total segment revenue	435,668	351,721	1,326,504	1,067,434
Total segment costs	151,343	125,048	432,313	389,324
Total segment profit	284,325	226,673	894,191	678,110

Unallocated operating expenses:
Sales and marketing expenses	120,183	95,187	345,782	295,631
General and administrative expenses	31,235	28,005	90,122	82,719
Restructuring and other charges, net	(132)	62	584	32,338
Intangibles amortization	15,771	14,159	43,352	41,902
Stock-based compensation	43,068	25,185	133,896	73,605
Other unallocated operating expenses(3)	618	674	14,844	8,064
Total operating income	73,582	63,401	265,611	143,851

Interest and debt premium expense	(13,178)	(19,660)	(37,622)	(64,376)
Other income (expense), net	(1,935)	775	(5,756)	(150)
Income before income taxes	$58,469	$44,516	$222,233	$79,325

(1)	Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2)	Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation.
(3)	Other unallocated operating expenses include acquisition-related and other transactional costs.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Americas	$180,154	$156,221	$562,763	$466,188
Europe	159,558	121,317	524,354	404,260
Asia Pacific	95,956	74,183	239,387	196,986
Total revenue	$435,668	$351,721	$1,326,504	$1,067,434

12. Income Taxes

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Income before income taxes	$58,469	$44,516	$222,233	$79,325
Provision for income taxes	$7,266	$9,838	$38,253	$2,036
Effective income tax rate	12%	22%	17%	3%

In the third quarter and first nine months of 2021 and 2020, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, a benefit for the revaluation of UK deferred taxes as a result of a tax rate change, and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2021 and 2020, the foreign rate differential predominantly relates to these Irish earnings. In addition, the effective tax rate was impacted by the matters described below.

Our results for the nine months ended June 30, 2021 include a charge of $37.3 million related to the effects of a tax matter in the Republic of Korea (South Korea) of $34.4 million, and the resulting impact on U.S. income taxes of $2.9 million. The charge relates to an assessment with respect to various tax issues, primarily foreign withholding taxes, that was under appeal in South Korea. We received an assessment of approximately $12 million from the tax authorities in South Korea in the fourth quarter of 2016 for the years 2011 to 2015 and paid the assessment in the first quarter of 2017. We appealed that assessment and believed that upon completion of the multi-level appeal process it was more likely than not that our positions would be sustained. However, in December 2020, our appeal to the Seoul High Court (an intermediate appellate court) was rejected. We appealed this decision to the Supreme Court of the Republic of Korea. In May 2021, the Supreme Court denied our request for a review of the case. Therefore, the decision of the Seoul High Court is deemed to be final. We made additional payments of approximately $20 million to the tax authorities in South Korea in the third quarter of 2021 for the years 2016 to 2021 in settlement of the amounts previously accrued.

In the first nine months of 2021 and 2020, we reduced our previously established U.S. valuation allowance by $42.3 million and by $21.2 million as a result of the Arena and Onshape acquisitions, respectively.

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

As of June 30, 2021 and September 30, 2020, we had unrecognized tax benefits of $20.5 million and $16.1 million, respectively. If all our unrecognized tax benefits as of June 30, 2021 were to become recognizable in the future, we would record a benefit to the income tax provision of $20.5 million, which would be partially offset by an increase in the U.S. valuation allowance of $10.0 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million.

13. Debt

At June 30, 2021 and September 30, 2020, we had the following long-term debt obligations:

(in thousands)	June 30, 2021	September 30, 2020
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	490,000	18,000
Total debt	1,490,000	1,018,000
Unamortized debt issuance costs for the senior notes(2)	(11,073)	(12,686)
Total debt, net of issuance costs	$1,478,927	$1,005,314

(1)

Unamortized debt issuance costs related to the credit facility were $4.1 million and $4.9 million as of June 30, 2021 and September 30, 2020, respectively, and are included in other assets on the Consolidated Balance Sheets.

(2)	Unamortized debt issuance costs related to the senior notes are included in long-term debt on the Consolidated Balance Sheets.

Senior Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of June 30, 2021, the total estimated fair value of the 2028 and 2025 notes was approximately $518.3 million and $515.0 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of June 30, 2021.

Credit Agreement

In February 2020, we entered into a secured multi-currency bank credit facility with a syndicate of banks. We expect to use the new credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements.

The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. As of June 30, 2021, the fair value of our credit facility approximates its book value.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of June 30, 2021, the annual rate for borrowings outstanding was 1.69%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBO rates (or agreed successor rates) for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.

As of June 30, 2021, we were in compliance with all financial and operating covenants of the credit facility.

We made interest payments on our debt of $3.2 million and $23.7 million in the third quarter and first nine months of 2021, respectively, and $16.4 million and $40.0 million in the third quarter and first nine months of 2020, respectively. In the third quarter of 2020, we also paid $15 million in penalties for the early redemption of the 6.000% Senior Notes due in 2024. The average interest rate on borrowings outstanding was approximately 3.1% and 3.4% during the third quarter and first nine months of 2021, respectively, and 4.0% and 4.5% during the third quarter and first nine months of 2020, respectively.

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

The components of lease cost reflected in the Consolidated Statement of Operations for the three and nine months ended June 30, 2021 and June 27, 2020 were as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Operating lease cost	$9,075	$10,324	$28,031	$29,467
Short-term lease cost	627	864	1,785	3,754
Variable lease cost	2,443	535	7,306	3,025
Sublease income	(1,114)	(996)	(3,329)	(3,021)
Total lease cost	$11,031	$10,727	$33,793	$33,225

Supplemental cash flow information related to leases for the three and nine months ended June 30, 2021 was as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,319	$12,127	$40,396	$27,267
Financing cash flows from financing leases	$—	$—	$279	$—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$126	$1,929	$773	$7,397
Financing leases	$—	$—	$—	$1,500

(1)

In the three months ended June 30, 2021, operating lease right-of-use assets also increased by $4.9 million from modifications and extensions to existing leases. In the nine months ended June 30, 2021, operating lease right-of-use assets also increased by $15.7 million from modifications and extensions to existing leases and by $1.3 million from assets obtained through acquisitions. In the three and nine months ended June 27, 2020, operating lease right-of-use assets decreased by $1.3 million due to lease incentives being earned for a right-of-use asset obtained in the first quarter of 2020.

Supplemental balance sheet information related to leases as of June 30, 2021 was as follows:

Weighted-average remaining lease term - operating leases	12.2 years
Weighted-average remaining lease term - financing leases	4.3 years
Weighted-average discount rate - operating leases	5.5%
Weighted-average discount rate - financing leases	3.0%

Maturities of operating lease liabilities as of June 30, 2021 were as follows:

(in thousands)
Remainder of 2021	$8,098
2022	35,444
2023	26,658
2024	23,546
2025	20,667
Thereafter	172,131
Total future lease payments	$286,544
Less: imputed interest	(83,411)
Total lease liability	$203,133

As of June 30, 2021, we had operating leases that had not yet commenced. These leases will commence in 2021 and 2022 with lease terms between 2 to 13 years and approximate future lease payments of $5.7 million.

Exited (Restructured) Facilities

As of June 30, 2021, we had net liabilities of $4.0 million related to excess facilities (compared to $11.3 million at September 30, 2020), representing $1.5 million of right-of-use assets and $5.5 million of lease obligations, of which $4.0 million is classified as short term and $1.5 million is classified as long term. Variable costs related to these exited facilities are included in our restructuring accrual. All expenses and income associated with exited facilities are included in restructuring and other charges, net (refer to Note 3. Restructuring and Other Charges).

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of June 30, 2021, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $1.5 million.

In the three and nine months ended June 30, 2021, we made payments of $1.2 million and $7.5 million, respectively, related to lease costs for exited facilities. In the three and nine months ended June 30, 2021 and June 27, 2020, we made payments of $4.6 million and $9.1 million, respectively.

15. Commitments and Contingencies

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors (the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by allegedly selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by allegedly failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. After our motions to dismiss the complaint were denied, we filed an answer to the complaint on May 4, 2021. We are currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on our financial position, results of operations or cash flows.

Other Legal Proceedings

In addition to the matters listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of June 30, 2021, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

16. Subsequent Events

On July 22, 2021, a company in which we were a preferred equity investor—Matterport, Inc.—completed a business combination with a public company. The carrying value of our investment, which was classified as a non-marketable equity investment, was approximately $8.7 million as of June 30, 2021. Our preferred shares were converted into common shares of the public company upon completion of the business combination. The common shares will be measured at fair value with unrealized gains and losses recorded to other income (expense), net. As of the date of the business combination, the unrealized gain on the investment was approximately $54 million. The impact of the investment on our results will vary as the share price fluctuates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

PTC is a global software and services company that delivers solutions to power our industrial customers' digital transformations, enabling them to better design, manufacture, operate, and service their products. Our Internet of Things (IoT) and Augmented Reality (AR) solutions enable companies to connect factories and plants, smart products, and enterprise systems to transform their businesses. These products, along with our Onshape and Arena SaaS solutions, are considered our Growth Products. The primary products in our Core Products portfolio are innovative Computer-Aided Design (CAD) and Product Lifecycle Management (PLM) solutions that enable manufacturers to create, innovate, and service products. Our Focused Solutions Group (FSG) is a family of software products that target specific vertical industries where we can deliver unique domain expertise and a competitive advantage with Application Lifecycle Management (ALM) products, Service Lifecycle Management (SLM) products, and other niche tailored solutions. Together, these technologies power the digital thread across industrial enterprises.

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, debt repayment and stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect, or may deteriorate, due to, among other factors, the COVID-19 pandemic, which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, all of which would adversely affect ARR and our financial results, including cash flow; our businesses, including our SaaS businesses, may not expand and/or generate the revenue or ARR we expect if customers are slower to adopt our technologies than we expect or if they adopt competing technologies; we may be unable to generate sufficient operating cash flow to repay our outstanding debt when or as we expect or to repurchase shares when or as we expect, and other uses of cash or our credit facility limits could preclude such repayment and/or repurchases; foreign exchange rates may differ materially from those we expect; and orders associated with minimum purchase commitments under our Strategic Alliance Agreement with Rockwell Automation may not result in subscription contracts sold through to end-user customers, which could cause the ARR associated with those orders to churn. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR of $1.42 billion represents 18% growth (15% on a constant currency basis) compared to Q3’20, reflecting strong performance in our Core and Growth businesses as well as contribution from Arena. Organic ARR growth year over year was 14% (11% constant currency). Third quarter revenue was up 24% year over year (19% constant currency), driven by strong execution as well as the impact of up-front license revenue recognition under ASC 606 and the contribution from Arena. Organic revenue growth year over year was 21% (16% constant currency).

Our Q3’21 operating margin decreased approximately 100 bps compared to Q3’20, primarily driven by higher stock compensation expense. Our Q3’21 diluted EPS of $0.43 increased significantly compared to $0.30 in Q3’20, which reflects strong revenue growth as well as continued financial discipline.

We generated $88 million of cash from operations in Q3'21 compared to $105 million in Q3'20, primarily reflecting a one-time $17 million tax payment related to the prior period tax exposure from a non-U.S. tax dispute and higher compensation costs. We ended Q3’21 with $366 million of cash and cash equivalents and $1.5 billion of debt outstanding with a weighted average cost of debt of 3.1%.

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

Despite the continuing challenges associated with the COVID-19 pandemic, we currently anticipate ARR, revenue, and operating margin growth in FY’21. We expect organic churn to improve slightly compared to FY’20.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	June 30, 2021	June 27, 2020	Actual	Constant Currency(1)
Recurring revenue(1)	$387.2	$310.6	25%	20%
Perpetual license	7.3	6.8	7%	4%
Professional services	41.2	34.3	20%	14%
Total revenue	435.7	351.7	24%	19%
Total cost of revenue	95.1	79.2	20%	17%
Gross margin	340.6	272.5	25%	20%
Operating expenses	267.0	209.1	28%	25%
Total costs and expenses	362.1	288.3	26%	22%
Operating income	$73.6	$63.4	16%	6%
Non-GAAP operating income(2)	$132.9	$103.5	28%	22%
Operating margin	16.9%	18.0%
Non-GAAP operating margin(2)	30.5%	29.4%
Diluted earnings per share	$0.43	$0.30
Non-GAAP diluted earnings per share(2)(3)	$0.83	$0.62
Cash flow from operations(4)	$88.0	$104.5
Free cash flow(5)	$84.6	$99.3

(Dollar amounts in millions, except per share data)	Nine months ended		Percent Change
	June 30, 2021	June 27, 2020	Actual	Constant Currency(1)
Recurring revenue(1)	$1,187.0	$931.9	27%	23%
Perpetual license	22.6	24.0	(6)%	(8)%
Professional services	116.9	111.6	5%	0%
Total revenue	1,326.5	1,067.4	24%	20%
Total cost of revenue	271.4	249.7	9%	6%
Gross margin	1,055.1	817.8	29%	24%
Operating expenses	789.5	673.9	17%	15%
Total costs and expenses	1,060.9	923.6	15%	12%
Operating income	$265.6	$143.9	85%	61%
Non-GAAP operating income(2)	$458.3	$299.8	53%	42%
Operating margin	20.0%	13.5%
Non-GAAP operating margin(2)	34.5%	28.1%
Diluted earnings per share	$1.56	$0.67
Non-GAAP diluted earnings per share(2)(3)	$2.87	$1.78
Cash flow from operations(4)	$323.5	$199.8
Free cash flow(5)	$311.8	$184.4

(1)	Recurring revenue is comprised of subscription, perpetual support, SaaS, and cloud revenue.
(2)

See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.

(3)

We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the FY’21 and FY’20 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. In the first nine months of FY’21 and FY'20, our GAAP results included benefits of $42.3 million and $21.2 million, respectively, related to the release of a valuation allowance as a result of the Arena and Onshape acquisitions. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, these benefits have been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP results for the first nine months of FY’21 exclude tax expense of $34.8 million related to a non-U.S. tax exposure described in Note 12. Income Taxes to the Financial Statements.

(4)

Cash flow from operations for the third quarter and first nine months of FY’21 includes $2.0 million and $13.7 million of restructuring payments, respectively, and $3.8 million and $14.8 million of acquisition-related payments, respectively. Cash flow from operations for the third quarter and first nine months of FY’20 includes $12.5 million and $33.8 million of restructuring payments, respectively, and $0.2 million and $8.8 million of acquisition-related payments, respectively. Cash flow from operations for the third quarter and first nine months of FY’21 includes $17.0 million and $17.9 million in un-forecasted payments related to the prior period tax exposure from a non-U.S. tax dispute, respectively.

(5)

Free cash flow is cash from operations net of capital expenditures of $3.4 million and $11.7 million in the third quarter and first nine months of FY’21, respectively, and $5.2 million and $15.4 million in the third quarter and first nine months of FY’20, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 60% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly and year-to-date periods for FY’21 and FY’20 by the exchange rates in effect on September 30, 2020. The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Revenue

Our revenue results quarter to quarter are impacted by contract terms, including the duration and start dates of our subscription contracts, due to up-front recognition of subscription license revenue. We are expanding our SaaS offerings and are releasing additional cloud functionality into our products. As a result, our revenue will be impacted over time as a higher portion of it will be recognized ratably.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2021	June 27, 2020	Actual	Constant Currency	June 30, 2021	June 27, 2020	Actual	Constant Currency
License	$163.6	$118.2	38%	34%	$538.8	$369.3	46%	40%
Support and cloud services	230.9	199.1	16%	11%	670.9	586.6	14%	10%
Software revenue	394.4	317.4	24%	20%	1,209.6	955.8	27%	22%
Professional services	41.2	34.3	20%	14%	116.9	111.6	5%	0%
Total revenue	$435.7	$351.7	24%	19%	$1,326.5	$1,067.4	24%	20%

Software revenue in the third quarter and first nine months of FY’21 increased compared to the year-ago periods due to subscription revenue growth, partially offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. License revenue growth was primarily driven by contracts with longer durations. Subscription support and cloud services revenue in the third quarter and first nine months of FY’21 grew 39% (25% constant currency) and 39% (28% constant currency), respectively, compared to the year-ago periods, while perpetual support revenue decreased 18% (21% constant currency) and 17% (20% constant currency), primarily due to conversions of perpetual support contracts to subscriptions. Arena contributed approximately $10 million and $18 million of software revenue in the third quarter and first nine months of FY’21, respectively.

Professional services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Our expectation is that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Professional services revenue growth in Q3’21 compared to Q3’20 is due to the impact of the COVID-19 pandemic on revenue in FY’20, as well as the start of a number of new large contracts in FY’21. Growth in the first nine months of FY’21 was negatively impacted by challenges with project scoping and implementation activities and performance due to social distancing measures and facility closures implemented to address the COVID-19 pandemic.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2021	June 27, 2020	Actual	Constant Currency	June 30, 2021	June 27, 2020	Actual	Constant Currency
Core (CAD and PLM)	$271.2	$230.4	18%	13%	$859.5	$690.9	24%	20%
Growth (IoT, AR, Onshape, Arena)	67.5	40.3	68%	63%	195.7	126.7	54%	50%
FSG (Focused Solutions Group)	55.7	46.7	19%	15%	154.4	138.2	12%	8%
Software revenue	$394.4	$317.4	24%	20%	$1,209.6	$955.8	27%	22%

Core Product software revenue growth in the third quarter and first nine months of FY’21 compared to the year-ago periods was driven by subscription revenue growth of 31% (27% constant currency) and 41% (36% constant currency), respectively, due in part to ongoing support contract conversions to subscription, which also result in a decline in perpetual support revenue. ARR (Annual Run Rate) increased 14% (11% constant currency) for Q3’21 compared to Q3’20, reflecting 16% (13% constant currency) ARR growth in PLM and 12% (9% constant currency) growth in CAD as customers pursue their digital transformation initiatives.

Growth Product software revenue increased in the third quarter and first nine months of FY’21 compared to the year-ago periods due to subscription revenue growth of 86% (81% constant currency) and 73% (68% constant currency), respectively, driven primarily by IoT and contribution from Arena. Growth Product ARR increased 60% (57% constant currency) for Q3’21 compared to Q3’20, due in part to a $57 million contribution from Arena. Organic ARR growth was 25% (22% constant currency), reflecting 17% (15% constant currency) growth in IoT and 57% (54% constant currency) growth in AR.

FSG Product software revenue growth in the third quarter and first nine months of FY’21 compared to the year-ago periods reflects subscription revenue growth of 41% (36% constant currency) and 29% (25% constant currency), due in part to ongoing support contract conversions to subscription, which also result in a decline in perpetual support revenue. ARR grew 4% (1% constant currency) year over year, in line with our expectations.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first nine months of FY’21, approximately 45% of software revenue was generated in the Americas, 40% in Europe, and 15% in Asia Pacific. In FY’20, approximately 45% of software revenue was generated in the Americas, 35% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2021	June 27, 2020	Actual	Constant Currency	June 30, 2021	June 27, 2020	Actual	Constant Currency
Americas	$164.9	$142.5	16%	16%	$522.2	$423.0	23%	24%
Europe	139.9	106.6	31%	20%	467.4	354.4	32%	22%
Asia Pacific	89.6	68.3	31%	29%	220.0	178.4	23%	19%
Software revenue	$394.4	$317.4	24%	20%	$1,209.6	$955.8	27%	22%

Americas software revenue growth in the third quarter and first nine months of FY’21 compared to the year-ago periods was driven by subscription revenue growth of 29% (actual and constant currency) and 41% (actual and constant currency), respectively, partially offset by a decline in perpetual support revenue. Software revenue growth reflects consistent double-digit growth in Growth products. Americas ARR growth of 21% (actual and constant currency) was driven by the contribution from Arena and solid performance in Core products.

Europe software revenue growth in the third quarter and first nine months of FY’21 compared to the year-ago periods was driven by growth in subscription revenue of 54% (41% constant currency) and 52% (40% constant currency), respectively, partially offset by a decline in perpetual support revenue. Software revenue growth reflects strong performance across product groups. Europe ARR growth of 15% (9% constant currency) is consistent with the past several quarters on a constant currency basis and reflects strength in Core products and IoT.

Asia Pacific software revenue growth in the third quarter and first nine months of FY’21 compared to the year-ago periods was driven by growth in subscription revenue of 43% (37% constant currency) and 41% (32% constant currency), respectively. Software revenue growth reflects strong growth in Core products. Asia Pacific ARR growth of 19% (17% constant currency) was the fourth quarter in a row of mid-teens constant currency growth, with strong performance in the Core and Growth businesses.

Gross Margin

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2021	June 27, 2020	Percent Change	June 30, 2021	June 27, 2020	Percent Change
License gross margin	$148.0	$105.2	41%	$495.8	$329.2	51%
License gross margin percentage	91%	89%		92%	89%
Support and cloud services gross margin	$188.5	$164.4	15%	$550.1	$478.6	15%
Support and cloud services gross margin percentage	82%	83%		82%	82%
Professional services gross margin	$4.1	$2.9	40%	$9.2	$10.0	(8)%
Professional services gross margin percentage	10%	8%		8%	9%

Total gross margin	$340.6	$272.5	25%	$1,055.1	$817.8	29%
Total gross margin percentage	78%	77%		80%	77%

Non-GAAP gross margin(1)	$353.9	$282.5	25%	$1,090.8	$847.5	29%
Non-GAAP gross margin percentage(1)	81%	80%		82%	79%

(1)	Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in the third quarter and first nine months of FY’21 compared to the FY’20 periods due to increases in license revenue, slightly offset by increased royalty expense resulting from higher sales and higher intangible amortization due to the Arena acquisition.

Support and cloud services gross margin increased in the third quarter and first nine months of FY’21 compared to the year-ago periods, reflecting an increase in subscription support and cloud revenue, partially offset by a decrease in perpetual support revenue, higher compensation costs, and an increase in costs associated with our cloud services business due to greater demand for those services.

Professional services gross margin increased in Q3’21 compared to Q3’20 due to an increase in revenue, partially offset by higher compensation and outside services costs. Professional services gross margin decreased in the first nine months of FY’21 compared to the year-ago period primarily due to higher compensation costs and the impact of the COVID-19 pandemic on Q1’21 revenue, partially offset by lower travel costs.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2021	June 27, 2020	Percent Change	June 30, 2021	June 27, 2020	Percent Change
Sales and marketing	$134.4	$104.6	29%	$388.3	$319.6	21%
% of total revenue	31%	30%		29%	30%
Research and development	$78.1	$61.4	27%	$221.5	$186.7	19%
% of total revenue	18%	17%		17%	17%
General and administrative	$47.1	$35.7	32%	$157.4	$113.9	38%
% of total revenue	11%	10%		12%	11%
Amortization of acquired intangible assets	$7.5	$7.3	3%	$21.7	$21.4	2%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges, net	$(0.1)	$0.1	(313)%	$0.6	$32.3	(98)%
% of total revenue	(0)%	0%		0%	3%
Total operating expenses	$267.0	$209.1	28%	$789.5	$673.9	17%

Headcount increased 9% between Q3’20 and Q3’21, including approximately 170 employees added as a result of the acquisition of Arena in Q2’21 .

Operating expenses in Q3’21 compared to operating expenses in Q3’20 increased primarily due to the following:

•

a $48.0 million increase in compensation expense (including benefit costs), primarily driven by a $20.0 million (21%) increase in salaries due to higher headcount and merit increases in Q3’21, a $16.0 million (72%) increase in stock-based compensation expense, and a $3.0 million (134%) increase in bonus expense;

•	a $3.5 million in increase in marketing expense, included in sales and marketing; and
•	a $2.9 million increase in cloud services hosting costs.

Operating expenses in the first nine months of FY’21 compared to operating expenses in the first nine months of FY’20 increased primarily due to the following:

•

a $130.4 million increase in compensation expense (including benefit costs), primarily driven by a $55.5 million (86%) increase in stock-based compensation expense, a $43.9 million (15%) increase in salaries due to higher headcount and merit increases in Q3’21, a $9.9 million (166%) increase in bonus expense, and an $8.3 million (20%) increase in commissions;

•	a $7.5 million increase in cloud services hosting costs;
•	a $6.8 million increase in acquisition-related transaction costs, included in general and administrative; and
•	$5.4 million of expenses related to our investment in our digital transformation;

partially offset by:

•	a $31.7 million decrease in restructuring and other charges, net; and
•	an $8.8 million decrease in travel costs due to the COVID-19 pandemic.

Stock-based compensation was higher in FY’21 compared to FY’20 primarily due to higher estimated attainment under performance-based incentive compensation and more time-based awards outstanding in FY’21. Cash bonus expense was also higher in FY’21 compared to FY’20 due higher estimated attainment under the FY’21 bonus plan.

Interest Expense

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2021	June 27, 2020	Percent Change	June 30, 2021	June 27, 2020	Percent Change
Interest and debt premium expense	$(13.2)	$(19.7)	(33)%	$(37.6)	$(64.4)	(42)%

Interest expense includes interest under our credit facility and senior notes, as well as $15 million of expense recognized in Q2’20 related to penalties for the early redemption of debt and a $3 million write-off of related debt issuance costs in Q3’20. We had $1.5 billion of total debt at June 30, 2021, compared to $1.0 billion at June 27, 2020. The average interest rate on borrowings outstanding was approximately 3.1% and 3.4% during the third quarter and first nine months of FY’21, respectively, and 4.0% and 4.5% during the third quarter and first nine months of FY’20, respectively.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2021	June 27, 2020	Percent Change	June 30, 2021	June 27, 2020	Percent Change
Interest income	$0.4	$0.7	(43)%	$1.3	$3.2	(59)%
Other income (expense), net	(2.3)	0.1	(2400)%	(7.1)	(3.4)	109%
Other income (expense), net	$(1.9)	$0.8	(338)%	$(5.8)	$(0.2)	2800%

Other income (expense), net primarily consists of foreign currency gains and losses. In the third quarter and first nine months of FY’21, foreign currency losses, net were $2.0 million and $6.1 million, respectively. In Q3’20, foreign currency gains, net were $0.2 million and in the first nine months of FY’20 foreign currency losses, net were $2.3 million.

Income Taxes

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2021	June 27, 2020	Percent Change	June 30, 2021	June 27, 2020	Percent Change
Income before income taxes	$58.5	$44.5	31%	$222.2	$79.3	180%
Provision for income taxes	$7.3	$9.8	(26)%	$38.3	$2.0	1779%
Effective income tax rate	12%	22%		17%	3%

In the third quarter and first nine months of FY’21 and FY’20, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, a benefit for the revaluation of UK deferred taxes as a result of a tax rate change, and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In FY’21 and FY’20, the foreign rate differential predominantly relates to these Irish earnings. In addition, the effective tax rate was impacted by the matters described below.

Our results for the nine months ended June 30, 2021 include a charge of $37.3 million related to the effects of a tax matter in a non-U.S. jurisdiction. See Note 12. Income Taxes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information about this charge.

In the first nine months of FY’21 and FY’20, we reduced our previously established U.S. valuation allowance by $42.3 million and $21.2 million as a result of the Arena and Onshape acquisitions, respectively.

Operating Measure

ARR

ARR (Annual Run Rate) represents the annualized value of our portfolio of active subscription software, cloud, SaaS, and support contracts as of the end of the reporting period. ARR includes orders placed under our Strategic Alliance Agreement with Rockwell Automation, including orders placed to satisfy contractual minimum commitments.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation; amortization of acquired intangible assets; acquisition-related and other transactional charges included in general and administrative expenses; restructuring and other charges, net; certain non-operating charges described below; and income tax adjustments. Additional information about the items we exclude from our non-GAAP financial measures and the reasons we exclude them can be found in Non-GAAP Financial Measures on page 25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In Q2’20, we incurred an early redemption interest penalty and in Q3’20, we wrote off debt issuance costs, both of which were related to the settlement of the 6.000% Senior Notes due 2024 and which are also excluded from our non-GAAP financial measures as they are non-ordinary course in nature and not included in management’s review of our results. In the first nine months of FY’21, we incurred tax expense related to a South Korean tax exposure which is excluded from our non-GAAP financial measures as it is related to prior periods and not included in management’s view of results for comparative purposes. We also incurred a tax benefit related to the release of a valuation allowance as a result of the Arena acquisition. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, this benefit has been excluded from our non-GAAP financial measures.

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

(in millions, except per share amounts)	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
GAAP gross margin	$340.6	$272.5	$1,055.1	$817.8
Stock-based compensation	5.1	3.2	14.0	9.2
Amortization of acquired intangible assets included in cost of revenue	8.3	6.9	21.6	20.5
Non-GAAP gross margin	$353.9	$282.5	$1,090.8	$847.5
GAAP operating income	$73.6	$63.4	$265.6	$143.9
Stock-based compensation	43.1	25.2	133.9	73.6
Amortization of acquired intangible assets	15.8	14.2	43.4	41.9
Acquisition-related and other transactional charges included in general and administrative expenses	0.6	0.7	14.8	8.1
Restructuring and other charges, net	(0.1)	0.1	0.6	32.3
Non-GAAP operating income	$132.9	$103.5	$458.3	$299.8
GAAP net income	$51.2	$34.7	$184.0	$77.3
Stock-based compensation	43.1	25.2	133.9	73.6
Amortization of acquired intangible assets	15.8	14.2	43.4	41.9
Acquisition-related and other transactional charges included in general and administrative expenses	0.6	0.7	14.8	8.1
Restructuring and other charges, net	(0.1)	0.1	0.6	32.3
Non-operating charges(1)	—	3.5	—	18.5
Income tax adjustments(2)	(12.5)	(6.2)	(37.1)	(45.0)
Non-GAAP net income	$98.0	$72.0	$339.6	$206.7
GAAP diluted earnings per share	$0.43	$0.30	$1.56	$0.67
Stock-based compensation	0.36	0.22	1.13	0.63
Amortization of acquired intangible assets	0.13	0.12	0.37	0.36
Acquisition-related and other transactional charges included in general and administrative expenses	0.01	0.01	0.13	0.07
Restructuring and other charges, net	—	—	—	0.28
Non-operating charges(1)	—	0.03	—	0.16
Income tax adjustments(2)	(0.11)	(0.05)	(0.31)	(0.39)
Non-GAAP diluted earnings per share	$0.83	$0.62	$2.87	$1.78

(1)

We recognized $15 million of expense in Q2’20 related to penalties for the early redemption of the 6.000% Senior Notes due in 2024 and wrote off approximately $3 million of related debt issuance costs in Q3’20.

(2)

We have recorded a full valuation allowance against our U.S. net deferred tax assets. As we are profitable on a non-GAAP basis, the FY’21 and FY’20 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. In the first nine months of FY’21 and FY’21, our GAAP results included benefits of $42.3 million and $21.2 million, respectively, related to the release of a valuation allowance as a result of the Arena and Onshape acquisitions. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, these benefits have been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP results for the first nine months of FY’21 exclude tax expense of $34.8 million related to the non-U.S. prior period tax exposure described in Note 12. Income Taxes to the Financial Statements.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2021	June 27, 2020	June 30, 2021	June 27, 2020
GAAP operating margin	16.9%	18.0%	20.0%	13.5%
Stock-based compensation	9.9%	7.2%	10.1%	6.9%
Amortization of acquired intangible assets	3.6%	4.0%	3.3%	3.9%
Acquisition-related and other transactional charges included in general and administrative expenses	0.1%	0.2%	1.1%	0.8%
Restructuring and other charges, net	0.0%	0.0%	0.0%	3.0%
Non-GAAP operating margin	30.5%	29.4%	34.5%	28.1%

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

Liquidity and Capital Resources

(in millions)	June 30, 2021	September 30, 2020
Cash and cash equivalents	$365.8	$275.5
Restricted cash	0.5	0.5
Short- and long-term marketable securities	—	59.1
Total	$366.3	$335.1

(in millions)	Nine months ended
	June 30, 2021	June 27, 2020
Net cash provided by operating activities	$323.5	$199.8
Net cash used in investing activities	$(674.8)	$(497.0)
Net cash provided by financing activities	$440.0	$408.5

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In December 2020, we sold all our marketable securities. At June 30, 2021, cash and cash equivalents totaled $366 million, compared to $275 million at September 30, 2020.

A significant portion of our cash is generated and held outside the U.S. As of June 30, 2021, we had cash and cash equivalents of $37 million in the U.S., $122 million in Europe, $168 million in Asia Pacific (including India) and $39 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows, and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $323 million in the first nine months of FY’21, compared to $200 million in the first nine months of FY’20. Cash from operations for the first nine months of FY’21 includes $13.7 million of restructuring payments and $14.8 million of acquisition-related payments compared to $33.8 million of restructuring payments and $8.8 million of acquisition-related payments in the prior-year period. The increase in cash from operations in the first nine months of FY’21 compared to the same period in FY’20 was primarily driven by increased collections and the contribution from Arena, offset by a one-time $17.9 million tax payment related to the prior period tax exposure from a non-U.S. tax dispute, and higher compensation payments.

Cash Used in Investing Activities

(in millions)	Nine months ended
	June 30, 2021	June 27, 2020
Additions to property and equipment	$(11.7)	$(15.4)
Proceeds from (purchases of) short- and long-term marketable securities, net	58.5	(0.3)
Acquisitions of businesses, net of cash acquired	(717.8)	(468.5)
Purchase of intangible assets	(0.6)	(11.1)
Other	(3.3)	(1.7)
Net cash used in investing activities	$(674.8)	$(497.0)

Cash used in investing activities in the first nine months of FY’21 reflects approximately $715 million used for the Arena acquisition and $56 million in proceeds from the sale of marketable securities. Cash used in investing activities in the first nine months of FY’20 reflects $469 million used for the Onshape acquisition.

Cash Provided by Financing Activities

(in millions)	Nine months ended
	June 30, 2021	June 27, 2020
Borrowings on debt, net	$472.0	464.9
Proceeds from issuance of common stock	10.5	9.0
Debt issuance costs	—	(17.1)
Debt early redemption premium	—	(15.0)
Payments of withholding taxes in connection with stock-based awards	(42.2)	(33.2)
Payment of principal for financing leases	(0.3)	—
Net cash provided by financing activities	$440.0	$408.5

Cash provided by financing activities in the first nine months of FY’21 reflects net borrowings of $472 million under our credit facility, compared to net borrowings of $465 million in the first nine months of FY’20, primarily related to the issuance of the 4.000% Senior Notes due 2028 and 3.625% Senior Notes due 2025 in Q2’20 and repayment of the 6.000% Senior Notes due 2024 in Q3’20.

Outstanding Debt

(in millions)	June 30, 2021
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	490.0
Total debt	$1,490.0
Unamortized debt issuance costs for the senior notes	(11.1)
Total debt, net of issuance costs	$1,478.9

Undrawn under credit facility revolver	$510.0
Undrawn under credit facility revolver available to borrow	$493.7

As of June 30, 2021, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our senior notes are described in Note 13. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. We expect additional capital expenditures of approximately $13 million for the remainder of FY’21.

We plan to continue to use available cash from operations to pay down borrowings under our credit facility and to resume repurchasing our shares in Q4’21.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Amendment to PTC By-Laws dated June 24, 2021 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2021 (File No. 0-18059) and incorporated herein by reference).

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

10

Amendment No. 1 to Securities Purchase Agreement dated as of May 11, 2021 between PTC Inc. and Rockwell Automation, Inc. filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2021 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 ("Q3 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and June 27, 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2021 and June 27, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and June 27, 2020; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2021 and June 27, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 3, 2021