Form 10-K
period 2021-09-30
PTC INC.
filed 2021-11-22
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2021

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

The aggregate market value of our voting stock held by non-affiliates was approximately $14,486,748,642 on March 31, 2021 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that date. There were 116,854,806 shares of our common stock outstanding on that day and 117,871,872 shares of our common stock outstanding on November 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders (2022 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2021

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial results, capital development and growth, as well as about the development of our products, markets and workforce, are forward-looking statements that are based on our current plans and assumptions. Important information about factors that may cause our actual results to differ materially from these statements is discussed in Item 1A. “Risk Factors” and generally throughout this Annual Report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1.	Business

PTC is a global software and services company that enables industrial companies to improve growth and profitability with a portfolio of innovative digital solutions that work together to transform how physical products are engineered, manufactured, and serviced. Our award-winning technology portfolio spans the computer-aided design (CAD), product lifecycle management (PLM), Industrial Internet of Things (IIoT), and Augmented Reality (AR) markets.  Our technology can be delivered on premises, in the cloud, or in a hybrid model.

Our customer base includes some of the world’s most innovative manufacturers in the aerospace and defense, automotive, electronics and high tech, industrial machinery and equipment, life sciences, oil and gas, retail and consumer products industries. Our solutions enable industrial companies to create a closed loop of information shared across their organization’s entire value chain. This “digital thread” can drive excellence in engineering, efficiency in manufacturing operations and service delivery, and innovation across product offerings and business models. With our solutions, digital transforms physical.

As a purpose-driven company, we don’t just imagine a better world, we help create it. Our purpose statement - Power To Create – is a commitment to our customers to help them solve difficult challenges; a commitment to our employees to build a culture that supports diversity, equity, and inclusion so they can achieve their greatest potential; and a commitment to support the communities our employees live and work in globally.

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

Align with market demand to deliver technology solutions aligned with secular market trends, including digital transformation, SaaS, remote collaboration and AI.  We believe demand for solutions such as ours that enable work from home and/or office, global team and supply chain collaboration, remote asset management, and remote frontline worker training and support is strong.  In addition, there is growing customer demand for SaaS offerings; we intend to increase our investment in SaaS initiatives, while better aligning with SaaS best practices in order to meet the needs of the market.

Drive sustainable top line ARR growth by expanding our footprint with existing customers, cross-selling complementary solutions in our customer base, adding new customers and by maintaining strong customer retention rates through our global field organization and partner ecosystem.  FY’21 marked the fourth consecutive year of double-digit ARR growth, despite the manufacturing and macroeconomic environments over that period. In FY’22, we are evolving our organizational structure to align better with a traditional SaaS model and create a much-improved customer experience.

Grow operating cash flow through continued operating discipline within a recurring business model. Our organizational changes are designed to grow ARR, increase customer retention, and improve operating efficiency, we expect to grow our operating cash flow.

Our Principal Products and Services

In order to drive clear focus, we have divided our business into two key product groups:  Digital Thread and Velocity.  The Digital Thread business is focused on customers that are embracing digital transformation and the Velocity business is focused on customers that prioritize agile product development.

Digital Thread – Core

Our Creo® 3D CAD technology enables the digital design, testing, and modification of product models. With its design simulation, additive manufacturing, and generative design innovations, we enable our customers to be first to market with differentiated products. From initial concept to design, simulation, and analysis, Creo provides designers with innovative tools to efficiently create better products, faster.

Our Windchill® PLM application suite manages all aspects of the product development lifecycle - from concept through service and retirement - by enabling a digital thread of product parts, materials, and configuration information. Windchill provides real-time information sharing, dynamic data visualization, and the ability to collaborate across geographically-distributed teams, enabling manufacturers to elevate their product development process.  With its open architecture that integrates with other enterprise systems, Windchill provides a solid foundation for a product-driven digital thread.

Digital Thread – Growth

Flexible and purpose-built for Industrial IoT, our ThingWorx® platform offers a rich set of capabilities that enable enterprises to digitally transform every aspect of their business with innovative solutions that are simple to create, easy to implement, scalable to meet future needs, and designed to enable customers to accelerate time to value.

Our Vuforia® augmented reality technology enables the visualization of digital information in a physical context and the creation of AR experiences to deliver workforce productivity and business results in manufacturing, service, engineering, and operations. Vuforia enables augmented reality and mixed reality experiences for the industrial enterprise. Vuforia solutions equip frontline workers with focused and effective step-by-step instructions, procedural guidance, skill development and remote assistance that enable enterprises to reduce errors, increase asset utilization and drive higher profitability.

Digital Thread – Focused Solutions Group (FSG)

Our IntegrityTM application lifecycle management (ALM) and model-based systems engineering capabilities enable users to manage system models, software configurations, and test plans and defects.

Our Servigistics® service parts management solution enables customers to effectively manage service parts, improve their products and services, and increase customer satisfaction.

Velocity

Our Onshape® Software-as-a-Service (SaaS) product development platform unites computer-aided design with data management, collaboration tools, and real-time analytics. A cloud-native multi-tenant solution that can be instantly deployed on virtually any computer or mobile device, Onshape enables teams to work together from just about anywhere. Real-time design reviews, commenting, and simultaneous editing enable a collaborative workflow where multiple design iterations can be completed in parallel and merged into the final design.

Our Arena® SaaS PLM solution enables product teams to collaborate virtually anytime and anywhere, making it easier to share the latest product and quality information with internal teams and supply chain partners and help deliver innovative products to customers faster. Our Arena quality management system software connects quality and product designs into a single system to simplify regulatory compliance.

Our Markets and How We Address Them

We compete in the CAD, PLM, IIoT and AR markets. The markets we serve present different growth opportunities for us. We see greater opportunity for market growth for our IIoT and AR solutions for the enterprise and our SaaS solutions, followed by more moderate market growth for our on-premise CAD and PLM solutions, both of which have been growing faster than their respective market growth rates.

We derive most of our sales from products and services sold directly by our sales force to end-user customers. Approximately 30% to 35% of our sales of products and services are through third-party resellers. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. Our strategic alliance partners enable us to increase our market reach, offer broader solutions, and add compelling technology to our offerings. Our strategic services partners provide service offerings to help customers implement our product offerings.

Additional financial information about our segments and international and domestic operations may be found in Note 18. Segment and Geographic Information of Notes to Consolidated Financial Statements in this Form 10-K, which information is incorporated herein by reference.

Competition

We compete with a number of companies whose offerings address one or more specific functional areas covered by our solutions. In our IIoT business, we compete with large established companies such as Amazon, IBM, Oracle, SAP, Siemens AG, and Software AG as well as customers’ homegrown solutions. There are also a number of smaller companies that compete in the market for IIoT products. For enterprise CAD and PLM solutions, we compete with large established companies including Autodesk, Dassault Systèmes SA, and Siemens AG. For our PLM solutions, we also compete with Oracle and SAP, but we believe our products are more specifically targeted toward the business process challenges of manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions. For our AR products, our primary competitors include TeamViewer, ScopeAR and Re’Flekt.  Although Microsoft is a partner (especially in IoT), it is a competitor in AR; the competing products are Microsoft Dynamics 365 Remote Assist and Dynamics 365 Guides.

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

Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below, which is incorporated into this section by reference.

People and Culture

PTC’s commitment to building a diverse, equitable, and inclusive culture is fundamental to our purpose – the Power to Create, and critical to every aspect of our talent strategy. Our approach is focused on sustainable talent practices and core values that promote an agile culture, an increased sense of belonging, engaged work environments, and high-performing teams.

PTC at-a-Glance

As of September 30, 2021, PTC had 6,709 employees. Our population is geographically diverse and serves a geographically diverse customer and partner network.

Commitment to Diversity and Inclusion

We have been improving our systems and processes to enable us to better track, manage and develop our employees.  With these improvements, we aim to better understand our demographic population and to develop demographic goals we can share.

Commitment to our values and diversity in our workforce has inspired our top-line company goals. They include a focus on increasing under-represented minority and gender representation in global leadership as a first and essential step to diversifying our employee population. In addition to hiring our first Chief Diversity & CSR Officer in 2020, we are building an extended team to support our diversity and inclusion initiatives. Key milestones include establishing a global employee DEI Champion network, launching leadership development experiences for our underrepresented minority and underrepresented group populations, designing training programs in psychological safety, inclusive leadership, and conscious inclusion, and enhancing our Employee Resource Group program.

Employee Health & Safety | COVID-19 Response

Throughout the COVID-19 crisis, PTC focused on protecting the safety and well-being of our employees and supported our local communities.  PTC moved to fully remote work in March 2020. Employees may continue to work remotely until 2022. PTC will then move to a hybrid flex model with a blend of in-office and remote work.

Workforce Planning & Long-Range Plan

We believe that the transition of industrial software to SaaS is inevitable and is accelerating.  To better position us to be a leader in this SaaS evolution by aligning our internal processes and resources with SaaS operating best practices, in November 2021, we committed to a plan to reorganize our workforce and consolidate select facilities. While this restructuring will result in a number of employee reductions to create operating efficiencies, it will enable us to invest in roles that will further our journey to SaaS. We expect we will continue to recruit and hire many new employees in FY’22, particularly in SaaS sales and engineering roles. For those employees adversely impacted by this realignment, we are providing separation packages and outplacement support to help make the transition as smooth as possible. It is never easy to reduce employee resources and we’re focused on supporting and treating all impacted employees with dignity and respect.

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

Executive Officers

Information about our executive officers is incorporated by reference from our 2022 Proxy Statement.

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

For example, the COVID-19 pandemic has caused companies worldwide to close their offices and their employees to have to work remotely from their homes, which has focused companies on the need for solutions that empower and support remote work by employees. We believe customers and potential customers will increasingly seek software solutions that support remote work by employees. Although many of our solutions support remote work, others are less efficient at doing so. We have embarked on an effort to make our solutions available on a SaaS platform; however, this will require significant effort and investment and we cannot be sure that we will be able to make our solutions available as SaaS solutions as quickly as we expect or that customers will adopt them as we expect. If we are unable to compete successfully with competitors offering SaaS solutions, we could lose customers and/or fail to attract new customers, which could cause us to lose revenue and market share, which would adversely affect our business and financial results.

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

We have implemented and continue to implement measures intended to maintain the security and integrity of our products, source code and IT systems. The potential for a security breach or system disruption has significantly increased over time as the scope, number, intensity and sophistication of attempted cyberattacks and cyber intrusions have increased. We face cyberattacks and intrusions designed to access and exfiltrate information and to disrupt and lock-up access to systems for the purpose of demanding a ransom payment. Despite efforts to create security barriers to such threats, it is impossible for us to eliminate the risk of a successful cyberattack or intrusion, and, in fact, we deal with security issues on a regular basis and have experienced security incidents from time to time. Accordingly, there is a risk that a cyberattack or intrusion will be successful and that such event will be material.

In addition, we offer cloud services to our customers and some of our products, including our SaaS products, are hosted by third-party service providers, which expose us to additional risks as those repositories of our customers’ proprietary data may be targeted and a cyberattack or intrusion may be successful and material. Interception of data transmission, misappropriation or modification of data, corruption of data and attacks against our service providers may adversely affect our products or product and service delivery. Malicious code, viruses or vulnerabilities that are undetected by our service providers may disrupt our business operations generally and may have a disproportionate effect on those of our products that are developed and delivered in the cloud environment.

While we devote resources to maintaining the security and integrity of our products and systems, as well as performing due diligence of our third-party service providers, a significant breach of the security and/or integrity of our products or systems, or those of our third-party service providers, could prevent our products from functioning properly, could enable access to sensitive, proprietary or confidential information, including that of our customers, or could disrupt our business operations or those of our customers. This could require us to incur significant costs of investigation, remediation and/or payment of a ransom; harm our reputation; cause customers to stop buying our products; and cause us to face lawsuits and potential liability, which could have a material adverse effect on our financial condition and results of operations.

We increasingly rely on third-party providers of cloud infrastructure services to deliver our offerings to users on our platform, and any disruption of or interference with our use of these services could adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our software or encrypted access keys for our software within an acceptable amount of time. We use a number of third-party service providers, which we do not control, for key components of our infrastructure, particularly with respect to development and delivery of our cloud-based products. The use of these service providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Third-party service providers operate their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party service providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud-based product customers, which may impact our business and consolidated financial statements.

If we are unable to renew our agreements with our cloud service providers on commercially reasonable terms, or our agreement is prematurely terminated, or we need to add new cloud services providers to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platforms and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

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

The extent to which the COVID-19 pandemic may impact our business is uncertain and it could materially adversely affect our financial condition and results of operations.

The COVID-19 pandemic continues to impact global economic activity and create macroeconomic uncertainty. Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, temporary closures of businesses, and the adoption of remote working, have significantly changed the way we and our customers work. The effects and duration of this disruption remain uncertain.

While PTC was able to transition to remote working without significant disruption to our day-to-day operations, disruption to our customers’ and our prospects’ operations and the way we work with them have adversely affected our business.

Demand for our solutions declined and could decline further due to challenges associated with conducting in-person sales meetings and project scoping and implementation activities while social distancing measures are in place, which has deterred or prevented, and could further deter or prevent, customers from proceeding with new software purchases and deployments. Likewise, temporary plant closures, layoffs and furloughs at our customers and the challenges they face forecasting business needs in this time of global economic uncertainty have caused, and could continue to cause, our customers to delay or reduce new license purchases.

Longer term plant closures and layoffs among our customer base could cause existing subscription customers to renew fewer existing licenses when their subscriptions come up for renewal and could cause existing support customers to discontinue support at the time of renewal. If churn increases in the future, our ARR and financial results and condition could be negatively impacted.

Reductions in new subscription sales and/or renewals and in professional services delivered could reduce our ARR growth or cause our ARR to decline, and would reduce our professional services revenue, all of which would adversely affect our revenue, earnings and cash flow. Further prolonged disruption could continue to negatively impact the businesses of our customers and prospective customers and, therefore, our business and financial condition.

If our business declines due to the factors above, we could be required to reduce our expenses, which could result in material restructuring charges and/or reduce or delay investments in our business, including hiring. Reductions in our workforce and/or investments in our business could hamper our ability to recover and compete successfully, which could adversely affect our business and results of operations.

We depend on sales within the discrete manufacturing sector and our business could be adversely affected if manufacturing activity does not grow, or if it contracts, or if manufacturers are adversely affected by other economic factors.

A large amount of our sales are to customers in the discrete manufacturing sector. Manufacturers worldwide are facing increasing uncertainty about the global economic climate due to, among other factors, the COVID-19 pandemic and the geopolitical environment. In addition, within the technology industry the U.S. Administration’s focus on technology transactions with non-U.S. entities and potential expanded prohibitions has created additional uncertainty. In light of these concerns, customers may delay, reduce or forego purchases of our solutions, which would adversely affect our business and financial results.

If we fail to successfully manage our transition to a SaaS company, our business and financial results could be adversely affected.

Becoming a SaaS company requires considerable additional investment in our organization. Whether our transition will be successful and will accomplish our business and financial objectives is subject to uncertainties, including but not limited to: customer demand, attach and renewal rates, channel adoption, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, and our costs. If we are unable to successfully establish these new offerings and navigate our business transition due to these risks and uncertainties, our business and financial results could be adversely impacted.

Because our sales and operations are globally dispersed, we face additional compliance risks and any compliance failure could adversely affect our business and financial results.

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

We have a significant amount of indebtedness. As of November 19, 2021, our total debt outstanding was approximately $1,450 billion, $1 billion of which was associated with the 3.625% Senior Notes and 4.000% Senior Notes (together, “Senior Notes”) issued February 2020, which mature in February 2025 and 2028, respectively, and are unsecured, and $450 million of which was borrowed under our credit facility, which matures in February 2025. All amounts outstanding under the credit facility and the Senior Notes will be due and payable in full on their respective maturity dates. As of November 19, 2021, we had unused commitments under our credit facility of $550 million. PTC Inc. and one of our foreign subsidiaries are eligible borrowers under the credit facility and certain other foreign subsidiaries may become borrowers under our credit facility in the future, subject to certain conditions.

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

Borrowings under our revolving credit facility use the London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. On March 5, 2021, the Intercontinental Exchange Benchmark Administration, the U.K. Financial Conduct Authority (FCA) regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel for all other tenors will cease on June 30, 2023.

The credit facility provides a mechanism pursuant to which we and the administrative agent may agree, under certain circumstances, to transition to an alternate base rate borrowing or amend the credit facility to establish an alternate interest rate to LIBOR that includes consideration of the then-prevailing market convention for determining interest rates for syndicated loans in the United States at that time.

Although we believe the alternative rates will not materially increase the rates on our credit facility, the final agreed rate may increase the cost of our variable rate indebtedness.

V.Risks Related to Our Common Stock and Common Stock of Public Companies We Own

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
•

a high percentage of our orders historically have been generated in the third month of each fiscal quarter and any failure to receive, complete or process orders at the end of any quarter could cause us to fall short of our financial targets;

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

From time to time, we may acquire common stock in publicly traded companies as strategic investments.  Owning such stock exposes us to the volatility, liquidity and other risks inherent in holding that stock.

From time to time, we may own common stock of publicly traded companies.  We are required to present the value of such stock on our Consolidated Balance Sheet at their fair value at the end of each reporting period. The fair value of those shares may fluctuate due to the volatility of the stock market, changes in general economic conditions, and the performance of these publicly traded companies. We recognize all changes in the fair value of the owned shares (whether realized or unrealized) as gains or losses in our Consolidated Statement of Operations. Accordingly, changes in the fair value of the owned shares can materially impact the earnings we report, which introduces volatility in our earnings that is not associated with the results of our business operations. In particular, significant declines in the fair value of the owned shares would produce significant declines in our reported earnings.

The reported value of the owned shares does not necessarily reflect their lowest current market price. If we were forced to sell some or all of the owned shares in the market, there can be no assurance that we would be able to sell them at prices equivalent to the value that we have reported on our Consolidated Balance Sheet, and we may be forced to sell them at significantly lower prices.

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

We currently have 86 office locations used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,270,000 square feet of leased facilities used in operations, approximately 527,000 square feet are located in the U.S., including 250,000 square feet at our headquarters facility located in Boston, Massachusetts, and approximately 260,000 square feet are located in India, where a significant amount of our research and development is conducted. In addition, approximately 210,000 feet are associated with facilities that have been restructured, primarily our previous headquarters facility in Needham, Massachusetts. We believe that our facilities are adequate for our present and foreseeable needs.

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

On September 30, 2021, the close of our fiscal year, and on November 17, 2021, our common stock was held by 1,023 and 1,020 shareholders of record, respectively.

The table below shows the shares of our common stock we repurchased in the fourth quarter of 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 2021	—	$—	—	$1,000,000,000
August 2021	225,909	132.80	225,909	970,000,047
September 2021	—	—	—	970,000,047
Total	225,909	$132.80	225,909	$970,000,047

(1)	On November 13, 2020, the Board of Directors authorized us to repurchase up to $1 billion of our common stock in the period November 13, 2020 through September 30, 2023.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report about anticipated financial results, capital developments and growth, as well as about the development of our products, markets and workforce, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Item 1A. “Risk Factors” of this Annual Report.

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

Executive Overview

ARR increased 16% (actual and constant currency) to $1,475 million in FY’21 compared to the end of FY’20.  Excluding the impact of Arena, which was acquired in the second quarter of FY’21, our organic constant currency ARR growth was 12% in FY’21 compared to FY’20.  Organic churn improved approximately 130 basis points year over year, primarily driven by strong execution in CAD, PLM, FSG and modest continued improvement in IoT and AR.

FY’21 revenue of $1.81 billion increased 24% over FY’20 (20% in constant currency).  Our FY’21 revenue was positively impacted by ASC 606 as longer contract durations and support to subscription conversions increased the amount of upfront subscription license revenue recognized in the year.  FY’21 operating margin of 21% increased approximately 700 basis points over FY’20 due to strong revenue performance as strong product differentiation improved sales and renewals, while maintaining good discipline on our operating expense structure.  FY’21 diluted EPS more than doubled year over year to $4.03, due in part to a gain of $69 million related to common stock we own in a publicly-traded company, the release of a $137 million valuation allowance related to our deferred tax assets in the U.S., and a non-cash tax benefit of $42 million related to our Arena acquisition.

FY’21 operating cash flow of $369 million grew 58% over FY’20; FY’21 free cash flow of $344 million grew 61% over FY’20.  Operating cash flow and free cash flow included an $18 million outflow related to a foreign tax dispute, $15 million of acquisition-related costs, and $15 million of restructuring payments.  We ended FY’21 with cash and cash equivalents of $327 million.  In addition, we held a $78 million equity investment in Matterport, Inc., currently subject to trading restrictions.  We ended FY’21 with gross debt of $1.45 billion, with an aggregate interest rate of 3.2%.

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

For discussion of FY’20 results and comparison with FY’19 results, refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

(Dollar amounts in millions, except per share data)	Year ended September 30,		Percent Change
	2021	2020	Actual	Constant Currency(1)
ARR	$1,474.7	$1,270.0	16%	16%

Total recurring revenue	$1,616.3	$1,281.9	26%	22%
Perpetual license	33.0	32.7	1%	(1)%
Professional services	157.8	143.8	10%	5%
Total revenue	1,807.2	1,458.4	24%	20%
Total cost of revenue	371.1	334.3	11%	9%
Gross margin	1,436.1	1,124.1	28%	23%
Operating expenses	1,055.3	913.2	16%	14%
Operating income	$380.7	$210.9	81%	63%
Non-GAAP operating income(1)	$634.4	$423.4	50%	42%
Operating margin	21.1%	14.5%
Non-GAAP operating margin(1)	35.1%	29.0%
Diluted earnings per share	$4.03	$1.12
Non-GAAP diluted earnings per share(1)(2)	$3.97	$2.57
Cash flow from operations(3)	$368.8	$233.8
Free cash flow(4)	$344.1	$213.6

(1)

See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.

(2)

In FY’21 and FY’20 our GAAP results included tax benefits of $179.7 million and $21.2 million, respectively.  The FY’21 results include a $137.4 million benefit related to the release of the valuation allowance on the majority of our U.S. deferred tax assets and a $42.3 million benefit related to the release of a valuation allowance resulting from the Arena acquisition.  The FY’20 results include a $21.2 million benefit related to the release of a valuation allowance resulting from the Onshape acquisition. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, these benefits have been excluded. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP results for FY'21 exclude tax expense of $34.8 million related to a non-U.S. prior period tax exposure, primarily related to foreign withholding taxes.

(3)

Cash flow from operations for FY’21 and FY’20 includes $14.5 million and $42 million of restructuring payments, respectively. Cash from operations for FY’21 and FY’20 includes $15.0 million and $9.6 million of acquisition-related payments, respectively. Cash from operations for FY’21 includes $17.9 million in un-forecasted payments related to the prior period tax exposure from a non-U.S. tax dispute.

(4)	Free cash flow is cash from operations net of capital expenditures of $24.7 million and $20.2 million in FY’21 and FY’20, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 60% of our revenue and 40% of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for FY’21 and FY’20 by the exchange rates in effect on September 30, 2020, excluding the effect of any hedging. If FY'21 reported results were converted into U.S. dollars based on this methodology, FY'21 revenue would have been lower by $20 million and expenses would have been lower by $8 million. The net impact on year-over-year results would have been a decrease in operating income of $12 million in FY'21.

The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Revenue

Our revenue results period to period are impacted by contract terms, including the duration and start dates of our subscription contracts, due to up-front recognition of subscription license revenue. We are expanding our SaaS offerings and are releasing additional cloud functionality into our products. As a result, our revenue will be impacted over time as a higher portion of our sales will be from cloud services, which are recognized ratably.

Revenue by Line of Business

(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2021	2020	Actual	Constant Currency
License (1)	$738.1	$509.8	45%	40%
Support (2) and cloud services	911.3	804.8	13%	10%
Total software revenue	1,649.3	1,314.6	25%	22%
Professional services	157.8	143.8	10%	5%
Total revenue	$1,807.2	$1,458.4	24%	20%

(1)	Includes perpetual licenses and the license portion of subscription sales.
(2)	Includes support on perpetual licenses and the support portion of subscription sales.

Software revenue increased in FY’21 compared to FY’20 due to subscription revenue growth of 42% (38% constant currency), offset by an 18% decline in perpetual support revenue (21% constant currency) due to conversions of perpetual support contracts to subscriptions. Arena; acquired in the second quarter, contributed approximately $29 million in FY’21. In FY’21, license revenue growth was primarily driven by contracts with longer durations.

Professional services engagements typically result from sales of new licenses and software upgrades; revenue is recognized over the term of the engagement. Our expectation is that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Professional services revenue grew in FY’21 by 10% (5% constant currency); where FY’20 revenue was negatively impacted by the COVID-19 pandemic, FY’21 benefited from increased delivery activity associated with PLM deployments.

Revenue and ARR by Product Group

Software Revenue by Product Group
(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2021	2020	Actual	Constant Currency
Core (CAD and PLM)	$1,161.7	$947.1	23%	19%
Growth (IoT, AR, Onshape, Arena)	277.4	183.8	51%	48%
FSG (Focused Solutions Group)	210.2	183.7	14%	11%
Total Software revenue	$1,649.3	$1,314.6	25%	22%

Core product software revenue growth in FY’21 compared to FY’20 was driven by subscription revenue growth of 39% (34% constant currency), offset by expected declines in perpetual support revenue of 20% (23% constant currency) due in part to ongoing perpetual support contract conversions to subscription.

ARR increased 11% (12% constant currency) for FY’21 compared to FY’20, reflecting solid ARR growth for both PLM (13% actual,14% constant currency) and CAD (10% actual and constant currency) as customers pursue their digital transformation initiatives.

Growth product software revenue growth in FY’21 was driven by subscription revenue growth of 67% (63% constant currency) compared to the year-ago period, driven primarily by IoT and contribution from Arena.

Growth product ARR increased 50% (actual and constant currency) for FY’21 compared to FY’20, due in part to a $59 million contribution from Arena. Excluding Arena, organic ARR growth was 17% (18%

constant currency), reflecting 15% (16% constant currency) growth in IoT and 16% (actual and constant currency) growth in AR.

FSG product software revenue growth in FY’21 compared to FY’20 was primarily driven by subscription revenue growth of 34% (31% constant currency), offset by a decline in perpetual support revenue of 15% (17% constant currency) due to conversions of perpetual support contracts to subscriptions.

FSG product ARR increased 6% (actual and constant currency) for FY’21 compared to FY’20.

Software Revenue & ARR by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In both FY’21 and FY’20, approximately 40% to 45% of software revenue was generated in the Americas, 35% to 40% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2021	2020	Actual	Constant Currency
Americas	$710.7	$592.7	20%	20%
Europe	645.8	482.5	34%	25%
Asia Pacific	292.8	239.4	22%	19%
Total Software revenue	$1,649.3	$1,314.6	25%	22%

Americas software revenue growth in FY’21 was driven by growth in subscription revenue of 34% (actual and constant currency) as compared to FY’20, partially offset by a decline of 26% (actual and constant currency) in perpetual support revenue, due to conversions of perpetual support contracts to subscriptions, resulting in recurring revenue growth of 21% (actual and constant currency).

Americas ARR was up 19%, led by double-digit growth in Core products and Arena.

Europe software revenue growth in FY’21 was driven by growth in subscription revenue of 56% (46% constant currency) as compared to FY’20, partially offset by a decline of 16% (21% constant currency) in perpetual support revenue, resulting in recurring revenue growth of 35% (26% constant currency).

ARR in Europe was up 13% constant currency, led by high-single digit growth in Core products, low-40s growth in Growth products, and double-digit growth in FSG.

Asia Pacific software revenue growth in FY’21 was driven by subscription revenue growth of 36% (32% constant currency) as compared to FY’20, partially offset by a decline of 9% (12% constant currency) in perpetual support revenue, resulting in recurring revenue growth of 22% (18% constant currency).

ARR in Asia Pacific was up 17% constant currency, led by mid-teens growth in Core products and low-30s growth in Growth products.

Gross Margin

(Dollar amounts in millions)	Year ended September 30,
	2021	2020	Percent Change
Gross margin:
License gross margin	$676.3	$456.6	48%
License gross margin percentage	92%	90%
Support and cloud services gross margin	$747.2	$659.4	13%
Support and cloud services gross margin percentage	82%	82%
Professional services	$12.6	$8.1	55%
Professional services gross margin percentage	8%	6%

Total gross margin	$1,436.1	$1,124.1	28%
Total gross margin percentage	79%	77%

Non-GAAP gross margin(1)	$1,485.1	$1,165.5	27%
Non-GAAP gross margin percentage(1)	82%	80%

(1)	Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in FY’21 compared to FY’20 due to subscription license revenue increasing significantly as a result of longer subscription term durations, offset by increased royalty expense due to the mix of products sold and higher intangible amortization due to the Arena acquisition.

Support and cloud services gross margin percentage is flat in FY’21 compared to FY’20, while gross margin contribution increased from FY’20 to FY’21 reflecting an increase in subscription support and cloud revenue, offset by a decrease in perpetual support revenue, higher compensation costs, and an increase in costs associated with our cloud services business due to greater demand for those services.

Professional services gross margin increased in FY’21 compared to FY’20 primarily due to the impact of the COVID-19 pandemic on FY’20 resulting in a year-over-year increase in revenue and lower travel costs in FY’21, partially offset by higher compensation and outside services costs.

Operating Expenses

(Dollar amounts in millions)	Year ended September 30,
	2021	2020	Percent Change
Sales and marketing	$517.8	$435.5	19%
% of total revenue	29%	30%
Research and development	299.9	256.6	17%
% of total revenue	17%	18%
General and administrative	206.0	159.8	29%
% of total revenue	11%	11%
Amortization of acquired intangible assets	29.4	28.7	2%
% of total revenue	2%	2%
Restructuring and other charges, net	2.2	32.7	(93)%
% of total revenue	0%	2%
Total operating expenses	$1,055.3	$913.3	16%

Total headcount increased by 7.5% in FY’21 to 6,709 from 6,243 at the end of FY’20. Headcount at the end of FY’21 includes approximately 180 people from Arena and other smaller acquisitions.

Operating expenses in FY'21 compared to FY'20 increased primarily due to the following:

•	a $142.3 million increase in compensation expense (including benefit costs), primarily driven by:

•	a $56.8 million (56%) increase in stock-based compensation expense,

•	a $55.4 million (14%) increase in salaries due to higher headcount and merit increases as well as $10.3 million from Arena,
•	a $15.8 million increase (17%) in benefits, of which $1.8 million is related to Arena,
•	a $12.3 million (114%) increase in cash bonus expense due to higher attainment and includes $1.2 million from Arena,
•	a $9.7 million (17%) increase in commissions due to additional amortization of capitalized commissions;

•	a $7.8 million (39%) increase in professional fees;
•	a $6.8 million (55%) increase in internal hosting costs;
•	a $6.4 million increase in acquisition-related charges, which are included in general and administrative costs; and
•	a $4.3 million (16%) increase in marketing expense;

partially offset by:

•	a $28.8 million decrease in restructuring charges.

Stock-based compensation was higher in FY’21 compared to FY’20 primarily due to higher estimated attainment under performance-based incentive compensation and more time-based awards outstanding in FY’21. Cash bonus expense was also higher in FY’21 compared to FY’20 due to higher attainment under the FY’21 bonus plan.

Interest Expense

(Dollar amounts in millions)	Year ended September 30,
	2021	2020	Percent Change
Interest and debt premium expense	$(50.5)	$(76.4)	(34)%

Interest expense includes interest under our credit facility and senior notes. Interest expense was lower in FY’21 as FY’20 included $15 million of expense related to penalties for the early redemption of the 6.000% Senior Notes due 2024, with higher balances in FY’21 partially offset by lower rates.  We had $1,450 million of total debt at September 30, 2021, compared to $1,018 million at September 30, 2020. For additional detail on the changes in our debt structure, see Note 9. Debt, included in the Notes to Consolidated Financial Statements in this Annual Report.

The average interest rate on our total borrowings was 3.3% in FY'21 and 4.3% in FY'20.

Other Income (Expense)

(Dollar amounts in millions)	Year ended September 30,
	2021	2020	Percent Change
Interest income	$1.8	$3.8	(54)%
Other income (expense), net	59.7	(3.5)	(1830)%
Other income, net	$61.5	$0.3	16464%

Interest income represents earnings on the investment of our available cash and marketable securities.

Other expense, net includes foreign currency gains and losses and other non-operating gains and losses. In FY’21, we recorded a $69 million non-operating gain related to an equity investment in Matterport, Inc., which will continue to fluctuate.  Foreign currency gains and losses include costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency.

Income Taxes

(Dollar amounts in millions)	Year ended September 30,
	2021	2020	Percent Change
Income before income taxes	$391.8	$134.7	191%
Provision (benefit) for income taxes	(85.2)	4.0	(2223)%
Effective income tax rate	(22)%	3%

  In FY’21 and FY’20, our tax rate differed from the U.S. statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In FY’21 and FY’20 the foreign rate differential predominantly relates to those earnings.

In FY’21, in addition to the foreign rate differential, our tax rate differed from the statutory federal income tax rate due to the release of the valuation allowance on the majority of our U.S. net deferred tax assets, the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes (together referred to as U.S. Tax reform), and the excess tax benefit related to stock-based compensation.

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

Our results for the twelve months ended September 30, 2021 include a charge of $37.3 million related to the effects of a tax matter in the Republic of Korea (South Korea) of $34.4 million, and the resulting impact on U.S. income taxes of $2.9 million. The charge relates to an assessment with respect to various tax issues, primarily foreign withholding taxes, that was under appeal in South Korea. We received an assessment of approximately $12 million from the tax authorities in South Korea in the fourth quarter of 2016 for the years 2011 to 2015 and paid the assessment in the first quarter of 2017. We appealed that assessment to an intermediate appellate court.  In December 2020, our appeal to that court - the Seoul High Court - was rejected. We appealed this decision to the Supreme Court of the Republic of Korea. In May 2021, the Supreme Court denied our request for a review of the case. Therefore, the decision of the Seoul High Court was deemed final. We made additional payments of approximately $20 million to the tax authorities in South Korea in FY’21 for the years 2016 to 2021 in settlement of the amounts previously accrued.

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

Restructuring and other charges, net includes excess facility restructuring charges (credits); impairment and accretion expense charges related to the lease assets of exited facilities; sublease income from previously impaired facilities; and severance costs resulting from reductions of personnel and third-party professional consulting fees related to modifications of our business strategy. These costs may vary in size based on our restructuring plan.

Non-operating charges (credits). In Q4’21, we recorded a $69 million gain related to our equity investment in Matterport, Inc., which will continue to fluctuate based on the market value of the investment.  In FY’20, we incurred an early redemption interest penalty and wrote off debt issuance costs, both of which were related to the settlement of the 6.000% Senior Notes due 2024.  These items are excluded from our non-GAAP financial measures as they are non-ordinary course in nature and not included in management’s review of our results.

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

(in millions, except per share amounts)	Year ended September 30,
	2021	2020
GAAP gross margin	$1,436.1	$1,124.1
Stock-based compensation	19.3	14.0
Amortization of acquired intangible assets included in cost of revenue	29.8	27.4
Non-GAAP gross margin	$1,485.1	$1,165.5
GAAP operating income	$380.7	$210.9
Stock-based compensation	177.3	115.1
Amortization of acquired intangible assets included in cost of revenue	29.8	27.4
Amortization of acquired intangible assets	29.4	28.7
Acquisition-related and other transactional charges included in general and administrative expenses	15.0	8.6
Restructuring and other charges, net	2.2	32.7
Non-GAAP operating income	$634.4	$423.4
GAAP net income	$476.9	$130.7
Stock-based compensation	177.3	115.1
Amortization of acquired intangible assets included in cost of revenue	29.8	27.4
Amortization of acquired intangible assets	29.4	28.7
Acquisition-related and other transactional charges included in general and administrative expenses	15.0	8.6
Restructuring and other charges, net	2.2	32.7
Non-operating charges (credits)(1)	(68.8)	18.5
Income tax adjustments(2)	(191.6)	(63.3)
Non-GAAP net income	$470.2	$298.4
GAAP diluted earnings per share	$4.03	$1.12
Stock-based compensation	1.50	0.99
Total amortization of acquired intangible assets	0.50	0.48
Acquisition-related and other transactional charges included in general and administrative expenses	0.13	0.07
Restructuring and other charges, net	0.02	0.28
Non-operating charges (credits)(1)	(0.58)	0.16
Income tax adjustments(2)	(1.62)	(0.54)
Non-GAAP diluted earnings per share	$3.97	$2.57

(1)

In FY’21, we recorded a $69 million gain on common stock we own in a public company.   In FY’20, we recognized $15 million of expense related to penalties for the early redemption of the 6.000% Senior Notes due in 2024 and wrote off approximately $3 million of related debt issuance costs.

(2)

In FY’21 and FY’20 our GAAP results included tax benefits of $179.7 million and $21.2 million, respectively.  The FY’21 results include a $137.4 million benefit related to the release of the valuation allowance on the majority of our U.S. deferred tax assets and a $42.3 million benefit related to the release of a valuation allowance resulting from the Arena acquisition.  The FY’20 results include a $21.2 million benefit related to the release of a valuation allowance resulting from the Onshape acquisition. As the non-GAAP tax provision is calculated assuming that there is no valuation allowance, these benefits have been excluded.

Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP results for FY'21 exclude tax expense of $34.8 million related to a non-U.S. prior period tax exposure, primarily related to foreign withholding taxes.

Operating margin impact of non-GAAP adjustments:

	Year ended September 30,
	2021	2020
GAAP operating margin	21.1%	14.5%
Stock-based compensation	9.8%	7.9%
Total amortization of acquired intangible assets	3.3%	3.8%
Acquisition-related and other transactional charges included in general and administrative expenses	0.8%	0.6%
Restructuring and other charges, net	0.1%	2.2%
Non-GAAP operating margin	35.1%	29.0%

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

Revenue Recognition

We record revenues in accordance with the guidance provided by ASC 606, Revenue from Contracts with Customers. For a full description of our revenue accounting policy, refer to Note 2. Summary of Significant Accounting Policies, included in the Notes to Consolidated Financial Statements in this Annual Report.

Our sources of revenue include: (1) subscriptions, (2) perpetual licenses, (3) support for perpetual licenses and (4) professional services. Subscriptions include term-based on-premises licenses, Software-as-a-Service (SaaS), and hosting services.

Judgments and Estimates

Determination of performance obligations. Our subscriptions are frequently sold as a bundle of products and services, typically pairing on-premises term software licenses with support and/or cloud services over the same term. On-premises software is typically determined to be a distinct performance obligation and is thus recognized separately from the support and/or cloud components. On-premises license software revenue is generally recognized at the point in time that the software is made available to the customer, while the support and cloud software revenue components are recognized over the term of the contract. In cases where subscriptions include cloud functionality and on-premises software, an assessment has been performed to determine whether the cloud services are distinct from the on-premises software. In the substantial majority of instances, cloud services provide incremental functionality to customers and have been considered distinct and recognized separately from the on-premises software. This assessment could have a significant impact on the timing of revenue recognition and may change as our product offerings evolve.

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

As of September 30, 2021, we have a valuation allowance of $17.7 million against net deferred tax assets in the U.S. and a valuation allowance of $34.4 million against net deferred tax assets in certain foreign jurisdictions. We have concluded, based on the weight of available evidence, that a full valuation allowance is no longer required against our U.S. net deferred tax assets as they are more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.

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

Liquidity and Capital Resources

(in millions)	September 30,
	2021	2020
Cash and cash equivalents	$326.5	$275.5
Restricted cash	0.5	0.5
Marketable securities	—	59.1
Total	$327.0	$335.1
Activity for the year included the following:
Cash provided by operating activities	$368.8	$233.8
Cash used in investing activities	(687.9)	(526.0)
Cash provided by financing activities	370.3	297.4

Cash, cash equivalents and restricted cash

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At September 30, 2021, cash and cash equivalents totaled $327 million, compared to $275 million at September 30, 2020.

A significant portion of our cash is generated and held outside the U.S. As of September 30, 2021, we had cash and cash equivalents of $37 million in the U.S., $111 million in Europe, $145 million in Asia Pacific (including India) and $34 million in other non-U.S. countries. All our marketable securities are held in the U.S. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, our ability to repatriate cash to the U.S. more cost effectively, future U.S. operating cash flows and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash provided by operating activities

Cash provided by operating activities was $369 million in FY'21 compared to $234 million in FY'20. The year-over-year increase is primarily due to approximately $190 million of higher cash collections and $20 million in contribution from Arena, offset by $80 million more in salary and salary-related payment and an $18 million foreign tax payment.

Restructuring payments totaled $14 million in FY’21, compared to $42 million in FY’20. Cash paid for income taxes was $58 million in FY’21 compared to $53 million in FY’20.

Cash used in investing activities

(in millions)	Year ended September 30,
	2021	2020
Additions to property and equipment	$(24.7)	$(20.2)
Proceeds (purchases) of short- and long-term marketable securities, net	58.4	(1.8)
Acquisitions of businesses, net of cash acquired	(718.0)	(483.5)
Purchases of investments	(4.0)	—
Purchase of intangible assets	(0.6)	(11.1)
Settlement of net investment hedges	1.0	(9.4)
Net cash used in investing activities	$(687.9)	$(526.0)

Cash used in investing activities reflects $718 million used for acquisitions in FY’21, primarily related to Arena compared to $483 million in FY’20 ($469 million of which related to Onshape). For additional detail on our acquisitions, see Note 6. Acquisitions, included in the Notes to Consolidated Financial Statements in this Annual Report. Our expenditures for property and equipment consist primarily of facility improvements, office equipment, computer equipment, and software.

Cash provided by financing activities

(in millions)	Year ended September 30,
	2021	2020
Borrowings on debt, net	$432.0	$344.9
Repurchases of common stock	(30.0)	—
Proceeds from issuance of common stock	21.6	18.3
Debt issuance costs	—	(17.1)
Debt early redemption premium	—	(15.0)
Payments of withholding taxes in connection with stock-based awards	(53.0)	(33.7)
Payments of principal for financing leases	(0.4)	—
Net cash provided by financing activities	$370.3	$297.4

FY’21 net borrowings of $432 million were primarily used to fund the Arena acquisition. FY’20 net borrowings were primarily related to the acquisition of Onshape. FY’20 net borrowings reflect the issuance of $1 billion in new notes in February 2020 and the repayment of $500 million of earlier issued notes in May 2020, as well as net repayments of $155 million under our revolving credit facility.

Outstanding Debt

As of September 30, 2021, we had:

(in millions)	September 30, 2021
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	450.0
Total debt	1,450.0
Unamortized debt issuance costs for the Senior notes	(10.5)
Total debt, net of issuance costs	$1,439.5

Undrawn under credit facility revolver	$550.0
Undrawn under credit facility revolver available for borrowing	$533.7

As of September 30, 2021, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our Senior Notes are described in Note 9. Debt to the Condensed Consolidated Financial Statements in this Form 10-K.

Share Repurchase Authorization

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock through September 30, 2023. We may use cash from operations and borrowings under our credit facility to make any such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

In FY’21, we repurchased approximately 226 thousand shares in the open market for $30 million. We did not repurchase any shares in FY’20.

Expectations for Fiscal 2022

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be approximately $30 million in FY’22) through at least the next twelve months and to meet our known long-term capital requirements.  In FY’22 we expect to pay approximately $50 million to $55 million in restructuring cash payments related to our recently announced restructuring charge as well as previous restructuring charges. In FY’22, we expect to return approximately 25% of our estimated free cash flow excluding restructuring payments, which is expected to be approximately $450 million, to our shareholders through stock repurchases of our common stock.

Our expected uses and sources of cash could change, our cash position could be reduced, and we could incur additional debt obligations if we decide to retire debt, engage in strategic transactions, or repurchase shares, any of which could be commenced, suspended or completed at any time. Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any debt retirement or issuance, share repurchases, or strategic transactions may be material.

Contractual Obligations

At September 30, 2021, our future contractual obligations were related to debt, leases, pension liabilities, unrecognized tax benefits, and purchase obligations. See Note 9. Debt, Note 19. Leases, Note 14. Pension Plans, and Note 8. Income Taxes of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $90.4 million, with $43.7 million expected to be paid in FY’22 and $46.8 million thereafter. Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware, financing leases, operating leases with original terms of less than 12 months, and other marketing and consulting contracts. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties are not included in the purchase obligation amounts above. The purchase obligations included above are in addition to amounts included in current liabilities and prepaid expenses recorded on our September 30, 2021 Consolidated Balance Sheet.

As of September 30, 2021, we had letters of credit and bank guarantees outstanding of approximately $16.3 million (of which $0.5 million was collateralized).

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

Foreign currency exchange risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, Israel, China and Canada. We enter into foreign currency forward contracts to manage our exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes, nor do we enter into derivative financial instruments to hedge future cash flows or forecast transactions.

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 60% of our revenue and 40% of our expenses were transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on current revenue and expense levels (excluding restructuring charges and stock-based compensation), a $0.10 change in the USD to EUR exchange rate and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $28 million and $10 million, respectively.

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

As of September 30, 2021 and 2020, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2021	2020
Canadian / U.S. Dollar	$4,894	$6,847
Euro / U.S. Dollar	387,466	390,673
British Pound / U.S. Dollar	23,141	6,328
Israeli Shekel / U.S. Dollar	10,475	9,503
Japanese Yen / U.S. Dollar	46,450	50,379
Swiss Franc / U.S. Dollar	18,039	12,874
Swedish Krona / U.S. Dollar	34,196	18,871
Singapore Dollar / U.S. Dollar	3,498	3,281
Chinese Renminbi / U.S. Dollar	23,297	5,415
New Taiwan Dollar / U.S. Dollar	3,369	1,483
Russian Ruble/ U.S. Dollar	2,614	309
All other	6,482	6,499
Total	$563,921	$512,462

Debt

In addition to the $1 billion due under our 2025 and 2028 Senior Notes, as of September 30, 2021, we had $450 million outstanding under our credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2021, the annual rate on the credit facility loans was 1.69%. If there were a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $4.5 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.

Cash and cash equivalents

As of September 30, 2021, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia Pacific and in diversified domestic and international money market mutual funds. At September 30, 2021, we had cash and cash equivalents of $37 million in the United States, $111 million in Europe, $145 million in Asia Pacific (including India), and $34 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2021, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which has led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Changes in foreign currencies relative to the U.S. dollar had an unfavorable impact of $0.1 million and $2.6 million on our consolidated cash balances in 2021 and 2019, respectively, in particular due to changes in the Euro and the Japanese Yen, and an immaterial impact in 2020.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective.

Management excluded Arena from our assessment of internal control over financial reporting as of September 30, 2021 because the Company acquired it in a business combination in 2021. Arena’s total assets and total revenues represent approximately 1% and 2%, respectively, of the Company’s total assets and total revenues, as of and for the year ended September 30, 2021.

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers may be found in the sections captioned “Proposal 1: Election of Directors,” “Corporate Governance,” "Our Executive Officers," and “Transactions with Related Persons” appearing in our 2022 Proxy Statement. Such information is incorporated into this Item 10 by reference.

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

Information with respect to director and executive compensation may be found under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” appearing in our 2022 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item may be found under the heading “Information about PTC Common Stock Ownership” in our 2022 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

as of September 30, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan(1)	3,215,849	—	(1)	4,074,497
2016 Employee Stock Purchase Plan(2)	—	—		634,855	(2)
Total	3,215,849	—		4,709,352

(1)	All of the shares issuable upon vesting are restricted stock units, which have no exercise price.
(2)	This amount represents the total number of shares remaining available under the 2016 Employee Stock Purchase Plan, of which 110,363 shares are subject to purchase during the current offering period.
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our 2022 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Professional Services and Fees” in our 2022 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of September 30, 2021 and 2020	F-4
	Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2021, 2020 and 2019	F-6
	Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019	F-7
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021, 2020 and 2019	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedules
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

3.3	—	Amendment to PTC By-Laws dated June 24, 2021 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2021 (File No. 0-18059) and incorporated herein by reference).

4.1	—

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

Form of Amended and Restated Executive Agreement between the Company and each of Kristian Talvitie and Aaron von Staats (filed as Exhibit 10.3 to PTC’s Quarterly Report on Form 10-Q for the period ended December 28, 2019 (File. 0-18059) and incorporated herein by reference).

10.5*	—

Form of Executive Agreement between the Company and Michael DiTullio (filed as Exhibit 10.1 to PTC’s Quarterly Report on Form 10-Q for the period ended March 28, 2020 (File. No. 0-18059) and incorporated herein by reference).

10.6*	—

Executive Agreement between the Company and Troy Richardson dated November 16, 2020 (filed as Exhibit 10.6 to PTC’s Annual Report on Form 10-K for the period ended September 30, 2020 (File 0-18059) and incorporated herein by reference).

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

10.16	—

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

The following materials from PTC Inc.'s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019; (v) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November, 2021.

PTC Inc.

By:	/s/ JAMES HEPPELMANN
James Heppelmann President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 19th day of November, 2021.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES HEPPELMANN	President and Chief Executive Officer
James Heppelmann

(ii) Principal Financial and Accounting Officer:

/s/ KRISTIAN TALVITIE	Executive Vice President and Chief Financial Officer
Kristian Talvitie

(iii) Board of Directors:

/s/ ROBERT SCHECHTER	Chairman of the Board of Directors
Robert Schechter

/s/ MARK BENJAMIN	Director
Mark Benjamin

/s/ JANICE CHAFFIN	Director
Janice Chaffin

/s/ JAMES HEPPELMANN	Director
James Heppelmann

/s/ KLAUS HOEHN	Director
Klaus Hoehn

/s/ PAUL LACY	Director
Paul Lacy

/s/ CORINNA LATHAN	Director
Corinna Lathan

/s/ BLAKE MORET	Director
Blake Moret

APPENDIX A

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PTC Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PTC Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Arena Holdings, Inc. from its assessment of internal control over financial reporting as of September 30, 2021 because it was acquired by the Company in a purchase business combination during fiscal 2021. We have also excluded Arena Holdings, Inc. from our audit of internal control over financial reporting.  Arena Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2021.

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

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company’s sources of revenue include: (1) subscriptions, (2) perpetual license, (3) support for perpetual licenses and (4) professional services. Revenue is derived from the licensing of computer software products and from related support and/or professional services contracts. During the year ended September 30, 2021, the Company recognized revenue from contracts with customers of $1,807.2 million. The Company’s contracts with customers for subscriptions typically include commitments to transfer term-based, on-premises software licenses bundled with support and/or cloud services. On-premises software is determined to be a distinct performance obligation from support. The corresponding revenues are recognized as the related performance obligations are satisfied.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to management’s identification of distinct performance obligations, is a critical audit matter are the significant judgment by management in the identification of distinct performance obligations, specifically the determination that the on-premises software is determined to be a distinct performance obligation from support, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of distinct performance obligations within contracts with customers.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the identification of distinct performance obligations. These procedures also included, among others (i) evaluating the Company’s revenue recognition accounting policy and (ii) testing management’s identification of distinct performance obligations in its contracts with customers by examining revenue contracts on a sample basis and evaluating whether these performance obligations are satisfied at a point in time or satisfied over time.

Acquisition of Arena Holdings, Inc. – Valuation of the Customer Relationships Intangible Asset

As described in Note 6 to the consolidated financial statements, the Company completed its acquisition of Arena Holdings, Inc. on January 15, 2021, for purchase consideration of approximately $715.0 million, net of cash acquired of $11.1 million. The acquisition of Arena Holdings, Inc. has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The purchase price allocation resulted in $155.0 million of customer relationships being recorded. Management estimated the fair value of the customer relationships intangible asset using a discounted cash flow model which included significant judgment and assumptions related to future revenues and costs.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset in the acquisition of Arena Holdings, Inc. is a critical audit matter are the significant judgment by management when estimating the fair value of the customer relationships intangible asset, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the discounted cash flow model utilized to value the customer relationships intangible asset and management’s assumptions related to future revenues and costs. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the discounted cash flow model used by management; (iv) testing the completeness and accuracy of the underlying data used in the valuation; and (v) evaluating the reasonableness of the significant assumptions related to future revenues and costs. Evaluating management’s assumptions related to future revenues and costs involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external economic and industry data and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 19, 2021

We have served as the Company’s auditor since 1992.

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$326,532	$275,458
Short-term marketable securities	—	28,129
Accounts receivable, net of allowance for doubtful accounts of $304 and $543 at September 30, 2021 and September 30, 2020, respectively	541,072	415,221
Prepaid expenses	69,991	69,408
Other current assets	135,415	45,231
Total current assets	1,073,010	833,447
Property and equipment, net	100,237	101,499
Goodwill	2,191,887	1,625,786
Acquired intangible assets, net	378,967	237,570
Long-term marketable securities	—	30,970
Deferred tax assets	297,789	190,963
Operating right-of-use lease assets	152,337	149,933
Other assets	313,333	212,570
Total assets	$4,507,560	$3,382,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,381	$24,910
Accrued expenses and other current liabilities	113,067	96,313
Accrued compensation and benefits	117,784	101,087
Accrued income taxes	5,055	7,011
Deferred revenue	482,131	416,804
Short-term lease obligations	27,864	34,635
Total current liabilities	779,282	680,760
Long-term debt	1,439,471	1,005,314
Deferred tax liabilities	4,165	12,431
Deferred revenue	15,546	9,661
Long-term lease obligations	180,935	180,388
Other liabilities	49,693	55,936
Total liabilities	2,469,092	1,944,490
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,163 and 116,125 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	1,172	1,161
Additional paid-in capital	1,718,504	1,602,728
Retained earnings (Accumulated deficit)	414,656	(62,267)
Accumulated other comprehensive loss	(95,864)	(103,374)
Total stockholders’ equity	2,038,468	1,438,248
Total liabilities and stockholders’ equity	$4,507,560	$3,382,738

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2021	2020	2019
Revenue:
License	$738,053	$509,792	$324,400
Support and cloud services	911,288	804,825	763,700
Total software revenue	1,649,341	1,314,617	1,088,100
Professional services	157,818	143,798	167,531
Total revenue	1,807,159	1,458,415	1,255,631
Cost of revenue:
Cost of license revenue	61,750	53,195	51,936
Cost of support and cloud services revenue	164,108	145,386	133,478
Total cost of software revenue	225,858	198,581	185,414
Cost of professional services revenue	145,244	135,690	139,964
Total cost of revenue	371,102	334,271	325,378
Gross margin	1,436,057	1,124,144	930,253
Operating expenses:
Sales and marketing	517,779	435,451	417,449
Research and development	299,917	256,575	246,888
General and administrative	206,006	159,826	127,919
Amortization of acquired intangible assets	29,396	28,713	23,841
Restructuring and other charges, net	2,211	32,716	51,114
Total operating expenses	1,055,309	913,281	867,211
Operating income	380,748	210,863	63,042
Interest and debt premium expense	(50,478)	(76,428)	(43,047)
Other income, net	61,485	271	305
Income before income taxes	391,755	134,706	20,300
Provision (benefit) for income taxes	(85,168)	4,011	47,760
Net income (loss)	$476,923	$130,695	$(27,460)
Earnings (loss) per share—Basic	$4.08	$1.13	$(0.23)
Earnings (loss) per share—Diluted	$4.03	$1.12	$(0.23)
Weighted-average shares outstanding—Basic	116,836	115,663	117,724
Weighted-average shares outstanding—Diluted	118,367	116,267	117,724

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended September 30,
	2021	2020	2019
Net income (loss)	$476,923	$130,695	$(27,460)
Other comprehensive income, net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.4 million, $1.7 million, and $1.7 million in 2021, 2020, and 2019, respectively	1,248	(13,242)	5,251
Net hedge (loss) reclassified into earnings, net of tax of $0 million, $0 million, and $0.1 million in 2021, 2020, and 2019, respectively	—	—	(549)
Realized and unrealized gain (loss) on hedging instruments	1,248	(13,242)	4,702
Foreign currency translation adjustment, net of tax of $0 for each period	1,613	22,076	(24,755)
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	(307)	188	530
Amortization of net actuarial pension gain included in net income, net of tax of $1.2 million, $0.9 million, and $0.7 million in 2021, 2020, and 2019, respectively	2,930	2,983	1,691
Pension net gain (loss) arising during the period net of tax of $0.7 million, $0.7 million, and $3.6 million in 2021, 2020, and 2019, respectively	1,891	(2,791)	(8,743)
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	135	(1,878)	1,450
Other comprehensive income (loss)	7,510	7,336	(25,125)
Comprehensive income (loss)	$484,433	$138,031	$(52,585)

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$476,923	$130,695	$(27,460)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,239	80,817	77,824
Amortization of right-of-use lease assets	37,295	38,687	—
Stock-based compensation	177,289	115,149	86,400
Gain on investment	(68,829)	—	—
Other non-cash items, net	(1,381)	(3,167)	(4,148)
Provision (benefit) from deferred income taxes	(158,105)	(24,641)	1,708
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(119,418)	(32,365)	29,446
Accounts payable and accrued expenses	25,096	(5,135)	16,200
Accrued compensation and benefits	16,775	10,282	(12,098)
Deferred revenue	58,702	17,046	45,875
Income taxes	13,979	(26,616)	232
Other current assets and prepaid expenses	(14,206)	36,189	(2,829)
Operating lease liabilities	(7,129)	(11,110)	—
Other noncurrent assets and liabilities	(153,421)	(92,023)	73,995
Net cash provided by operating activities	368,809	233,808	285,145
Cash flows from investing activities:
Additions to property and equipment	(24,713)	(20,196)	(64,411)
Purchases of short- and long-term marketable securities	(7,562)	(33,869)	(33,027)
Proceeds from sales of short- and long-term marketable securities	56,170	1,521	1,507
Proceeds from maturities of short- and long-term marketable securities	9,861	30,521	30,469
Acquisitions of businesses, net of cash acquired	(718,030)	(483,478)	(86,737)
Purchases of investments	(4,000)	—	(7,500)
Purchase of intangible assets	(550)	(11,050)	—
Settlement of net investment hedges	965	(9,421)	9,675
Net cash used in investing activities	(687,859)	(525,972)	(150,024)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	—	1,000,000	—
Borrowings under credit facility	600,000	455,000	205,000
Repayments of Senior Notes	—	(500,000)	—
Repayments of borrowings under credit facility	(168,000)	(610,125)	(180,000)
Repurchases of common stock	(30,000)	—	(114,994)
Proceeds from issuance of common stock	21,575	18,382	12,975
Debt issuance costs	—	(17,107)	—
Contingent consideration	—	—	(1,575)
Debt early redemption premium	—	(15,000)	—
Payments of withholding taxes in connection with stock-based awards	(52,957)	(33,740)	(44,366)
Payments of principal for financing leases	(354)	—	—
Net cash provided by (used in) financing activities	370,264	297,410	(122,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(127)	25	(2,565)
Net change in cash, cash equivalents, and restricted cash	51,087	5,271	9,596
Cash, cash equivalents, and restricted cash, beginning of period	275,960	270,689	261,093
Cash, cash equivalents, and restricted cash, end of period	$327,047	$275,960	$270,689
Supplemental disclosure of non-cash financing activities:
Withholding taxes in connection with stock-based awards, accrued	120	—	—

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Loss	Stockholders’ Equity
Balance as of September 30, 2018	117,981	$1,180	$1,558,403	$(599,409)	$(85,585)	$874,589
ASU 2016-16 adoption	—	—	—	72,261	—	72,261
ASC 606 adoption	—	—	—	363,218	—	363,218
Common stock issued for employee stock-based awards	1,495	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(504)	(5)	(44,361)	—	—	(44,366)
Common stock issued	—	—	(140)	—	—	(140)
Common stock issued for employee stock purchase plan	275	3	17,612	—	—	17,615
Compensation expense from stock-based awards	—	—	86,400	—	—	86,400
Net loss	—	—	—	(27,460)	—	(27,460)
Repurchases of common stock	(4,348)	(44)	(114,950)	—	—	(114,994)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(385)	(385)
Unrealized gain on net investment hedges, net of tax	—	—	—	—	5,087	5,087
Foreign currency translation adjustment	—	—	—	—	(24,755)	(24,755)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	530	530
Change in pension benefits, net of tax	—	—	—	—	(5,602)	(5,602)
Balance as of September 30, 2019	114,899	$1,149	$1,502,949	$(191,390)	$(110,710)	$1,201,998
ASU 2016-02 (ASC 842) adoption	—	—	—	(1,572)	—	(1,572)
Common stock issued for employee stock-based awards	1,392	14	(14)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(455)	(4)	(33,736)	—	—	(33,740)
Common stock issued for employee stock purchase plan	289	2	18,380	—	—	18,382
Compensation expense from stock-based awards	—	—	115,149	—	—	115,149
Net income	—	—	—	130,695	—	130,695
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(13,242)	(13,242)
Foreign currency translation adjustment	—	—	—	—	22,076	22,076
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	188	188
Change in pension benefits, net of tax	—	—	—	—	(1,686)	(1,686)
Balance as of September 30, 2020	116,125	$1,161	$1,602,728	$(62,267)	$(103,374)	$1,438,248
Common stock issued for employee stock-based awards	1,490	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(466)	(4)	(53,073)	—	—	(53,077)
Common stock issued for employee stock purchase plan	240	2	21,573	—	—	21,575
Compensation expense from stock-based awards	—	—	177,289	—	—	177,289
Net income	—	—	—	476,923	—	476,923
Repurchases of common stock	(226)	(2)	(29,998)	—	—	(30,000)
Unrealized gain on net investment hedges, net of tax	—	—	—	—	1,248	1,248
Foreign currency translation adjustment	—	—	—	—	1,613	1,613
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	4,956	4,956
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2021, and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the year ended September 30, 2021, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

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

2. Summary of Significant Accounting Policies

Foreign Currency Translation

For our non-U.S. operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. For our non-U.S. operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and non-monetary assets and liabilities at historical rates and record resulting exchange gains or losses in foreign currency net losses in the Consolidated Statements of Operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other income, net in the Consolidated Statements of Operations.

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers, effective October 1, 2018, using the modified retrospective method.

Nature of Products and Services

Our sources of revenue include: (1) subscriptions, (2) perpetual licenses, (3) support for perpetual licenses and (4) professional services. Revenue is derived from the licensing of computer software products and from related support and/or professional services contracts. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following five steps:

(1)	identify the contract with the customer,
(2)	identify the performance obligations in the contract,
(3)	determine the transaction price,
(4)	allocate the transaction price to performance obligations in the contract, and
(5)	recognize revenue when or as we satisfy a performance obligation.

We enter into contracts that include combinations of licenses, support and professional services, which are accounted for as separate performance obligations with differing revenue recognition patterns referenced below.

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

Judgments and Estimates

Our contracts with customers for subscriptions typically include commitments to transfer term-based, on-premise software licenses bundled with support and/or cloud services. On-premise software is determined to be a distinct performance obligation from support which is sold for the same term of the subscription. For subscription arrangements which include cloud services and on-premise licenses, we assess whether the cloud component is highly interrelated with the on-premise term-based software licenses. Other than a limited population of subscriptions, the cloud component is not currently deemed to be interrelated with the on-premise term software and, as a result, cloud services are accounted for as a distinct performance obligation from the software and support components of the subscription.

Judgment is required to allocate the transaction price to each performance obligation. We use the estimated standalone selling price method to allocate the transaction price for items that are not sold separately. The estimated standalone selling price is determined using all information reasonably available to us, including market conditions and other observable inputs. The corresponding revenues are recognized as the related performance obligations are satisfied. Where subscriptions include on-premise software and support only, we determined that 55% of the estimated standalone selling price for subscriptions is attributable to software licenses and 45% is attributable to support for those licenses. Some of our subscription offerings include a combination of on-premise and cloud-based technology. In such cases, the cloud-based technology is considered distinct and receives an allocation of 5% to 50% of the estimated standalone selling price of the subscription. The amounts allocated to cloud are based on assessment of the relative value of the cloud functionality in the subscription, with the remaining amounts allocated between software and support.

Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the original subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, where there are isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the variable consideration included in the transaction price is constrained to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of September 30, 2021 and 2020, the total refund liability was $40.3 million and $34.5 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.

Practical Expedients

We have elected certain practical expedients associated with our revenue recognition policy. We do not account for significant financing components if the period between revenue recognition and when the customer pays for the products or services is one year or less. Additionally, we recognize revenue equal to the amount we have a right to invoice when the amount corresponds directly with the value to the customer of our performance to date.

Cash Equivalents

Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.

Marketable Securities

As of September 30, 2020, our investment portfolio consisted of certificates of deposit, commercial paper, corporate notes/bonds and government securities that had a maximum maturity of three years. In December 2020, we sold all our marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material.

Equity Securities

On July 22, 2021, a company in which we were a preferred equity investor, Matterport, Inc.,  completed a business combination with a public company. The carrying value of our investment, which was classified as a non-marketable equity investment, was approximately $8.7 million prior to the business combination. Our preferred shares were converted into common shares of Matterport. The Matterport shares are considered equity securities and are included in other current assets.  Any change to fair value will be recorded to the Consolidated Statements of Operations.

After the date of the business combination, for a period of six months, subject to certain exceptions, we are restricted from selling the Matterport shares pursuant to Rule 144 under the Securities Act (Rule 144) and Matterport’s bylaws.

The fair value of the Matterport shares as of September 30, 2021 was $77.5 million and was determined using the closing price of Matterport’s common stock on the Nasdaq stock market as of September 30, 2021, less a temporary discount for lack of marketability. We recorded an unrealized gain on the appreciation of the value of the shares in other income, net on the Consolidated Statement of Operations.  The discount for lack of marketability, which will reverse once the applicable restrictions are lifted, is calculated using a put-option model which includes observable and unobservable inputs. The methods used to determine fair value of the Matterport shares may produce a value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

We also have non-marketable equity investments that we account for at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts and lower valuations in recent or proposed financings. Changes in fair value of non-marketable equity investments are recorded in other income, net on the Consolidated Statements of Operations. In the years ended September 30, 2021and 2019, we did not record any impairment charges to our investments. In the year ended September 30, 2020, we recorded $0.5 million of impairment charges related to one of our investments. The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $2.2 million and $8.9 million as of September 30, 2021 and 2020, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of many geographically diverse customers dispersed across many industries. No individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2021 or 2020 or more than 10% of our revenue for the years ended September 30, 2021, 2020 or 2019.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Effective October 1, 2020, we adopted ASC 326, Financial Instruments—Credit Losses, which replaces the incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.3 million as of September 30, 2021, $0.5 million as of September 30, 2020, and $0.7 million as of September 30, 2019. Uncollectible trade accounts receivable written-off, net of recoveries, were $0.1 million, $0.2 million and $0.2 million in 2021, 2020 and 2019, respectively. Bad debt recoveries were $0.2 million in 2021, and bad debt expense was $0.0 million and $0.3 million in 2020 and 2019, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Derivatives

Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, China and Canada. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. dollar value of anticipated transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts, to manage the exposures to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivatives transactions for trading or speculative purposes. For a description of our non-designated hedge and net investment hedge activity see Note 17. Derivative Financial Instruments.

Non-Designated Hedges

We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately three months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains or losses on the underlying foreign-denominated balance are offset by the loss or gain on the forward contract and are included in other income, net.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over three to twelve years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. Property and equipment under capital leases are amortized over the lesser of the lease term or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Our research and development expenses consist principally of salaries and benefits, costs of computer equipment, and facility expenses. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2021, 2020 or 2019. We purchased software of $0.6 million and $11.1 million in 2021 and 2020, respectively.

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

We completed our annual goodwill impairment review as of June 30, 2021, based on a qualitative assessment. Our qualitative assessment included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date which was June 27, 2020. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through September 30, 2021, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Long-lived assets primarily include property and equipment and acquired intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over periods up to 16 years, customer lists are amortized over periods up to 13 years and trademarks are amortized over periods up to 12 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. An impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset or asset group. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $7.1 million, $3.8 million and $3.6 million in 2021, 2020 and 2019, respectively and are included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments, changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits, unrealized gains and losses on hedging instruments and unrealized gains and losses on marketable securities. We do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2021, was comprised of the following: cumulative translation adjustment losses of $67.5 million, unrecognized actuarial losses related to pension benefits of $30.2 million ($21.5 million net of tax), and accumulated net losses from net investment hedges of $6.5 million ($6.5 million net of tax). As of September 30, 2020, accumulated other comprehensive loss was comprised of the following: cumulative translation adjustment losses of $69.1 million, unrecognized actuarial losses related to pension benefits of $37.2 million ($26.4 million net of tax), unrecognized gains on available-for-sale securities of $0.3 million($0.3 million net of tax), and accumulated net gains from net investment hedges of $8.2 million ($8.2 million net of tax).

Earnings (Loss) per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. Anti-dilutive shares excluded from the calculations of diluted EPS were immaterial in the years ended September 30, 2021 and 2020. Due to the net loss generated in the year ended September 30, 2019, approximately 1.0 million restricted stock units were excluded from the computation of diluted EPS in that year as the effect would have been anti-dilutive.

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Year ended September 30,
	2021	2020	2019
Net income (loss)	$476,923	$130,695	$(27,460)
Weighted average shares outstanding	116,836	115,663	117,724
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,531	604	—
Diluted weighted average shares outstanding	118,367	116,267	117,724
Basic earnings (loss) per share	$4.08	$1.13	$(0.23)
Diluted earnings (loss) per share	$4.03	$1.12	$(0.23)

Stock-Based Compensation

We measure the compensation cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note 12. Equity Incentive Plan for a description of the types of equity awards granted, the compensation expense related to such awards and detail of such awards outstanding. See Note 8. Income Taxes for detail of the tax benefit related to stock-based compensation recognized in the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted the new standard prospectively effective October 1, 2020. As a result of the adoption, we are required to capitalize certain costs related to the implementation of cloud computing arrangements. Capitalized costs related to cloud computing arrangements, which are included in other assets on the Consolidated Balance Sheets, were $2.8 million as of September 30, 2021.

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

Income Taxes

In December 2019, the FASB issued Accounting Standards Update ASU 2019-12, Income Taxes (Topic 740) on Simplifying the Accounting for Income Taxes. The decisions reflected in ASU 2019-12 update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The new standard will be effective for us in the first quarter of 2022 ending December 31, 2021. We do not expect this accounting standard to have a material impact on our consolidated financial statements.

Business Combinations

In October 2021, the FASB issued Accounting Standards Update ASU 2021-08, Business Combinations (Topic 805) on Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.  This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer.  ASU 2021-08 will be effective for us in the first quarter of 2024, though early adoption of the standard is permitted.  We are currently evaluating the impact the standard will have on our consolidated financial statements, but at this time we do not expect it to be material for prior acquisitions; the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations.

3. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	September 30,
	2021	2020
Contract asset	$12,934	$11,984
Deferred revenue	$497,677	$426,465

As of September 30, 2021, $8.2 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. As of September 30, 2020, $6.9 million of our contract asset balance was included in other current assets and $5.0 million was included in other long-term assets.

Approximately $6.6 million of the September 30, 2020 contract asset balance was transferred to receivables during the year ended September 30, 2021 as a result of the right to payment becoming unconditional. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. The net increase in contract assets of $0.9 million includes an increase of approximately $7.5 million related to revenue recognized in the period, net of billings.

During the year ended September 30, 2021, we recognized $402.5 million of revenue that was included in deferred revenue as of September 30, 2020 and there were additional deferrals of $458.2 million, primarily related to new billings. In addition, deferred revenue increased by $15.5 million (net of a $10.4 million fair value adjustment) as a result of the acquisition of Arena. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of September 30, 2021 was $744.6 million, compared to $511.3 million as of September 30, 2020.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs (primarily commissions) are amortized proportionately related to revenue over 5 years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of September 30, 2021 and September 30, 2020, deferred costs of $40.2 million and $33.9 million, respectively, were included in other current assets and $81.1 million and $72.9 million, respectively, were included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $46.7 million and $36.2 million in the years ended September 30, 2021 and 2020, respectively. There were no impairments of the contract cost asset in the years ended September 30, 2021 and 2020.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2021, the amounts include additional performance obligations of $497.7 million recorded in deferred revenue and $987.3 million that are not yet recorded in the consolidated balance sheets. We expect to recognize approximately 82% of the total $1,485.0 million over the next 24 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Year ended September 30,
	2021	2020	2019
Total recurring revenue	$1,616,328	$1,281,949	$1,017,398
Perpetual license	33,013	32,668	70,702
Professional services	157,818	143,798	167,531
Total revenue	$1,807,159	$1,458,415	$1,255,631

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

In 2021, restructuring and other charges, net totaled $2.2 million, of which $2.1 million is attributable to restructuring charges and $0.1 million is attributable to impairment and accretion expense related to exited lease facilities. We made cash payments related to restructuring charges of $6.7 million ($3.9 million related to the 2020 restructuring and $2.8 million in rent payments for the restructured facilities).

In 2020, restructuring and other charges, net totaled $32.7 million, of which $26.4 million is attributable to restructuring charges, $5.6 million is attributable to impairment and accretion expense related to exited lease facilities, and $0.7 million is attributable to accelerated depreciation related to the planned exit of a facility. We made cash payments related to restructuring charges of $31.5 million ($27.3 million related to the 2020 restructuring, $3.9 million related to the 2019 restructuring, and $0.3 million related to a prior restructuring).

In 2019, restructuring and other charges, net totaled $51.1 million, of which $48.6 million was attributable to restructuring charges ($0.2 million of which related to prior facility restructuring actions) and $2.5 million was attributable to headquarters relocation charges. We made cash payments related to restructuring charges of $24.7 million ($23.6 million related to the 2019 restructuring and $1.1 million related to a prior restructuring).

Restructuring Charges

In anticipation of a potential restructuring action, we incurred $1.7 million of professional fees in the fourth quarter of 2021.  Refer to Note 20. Subsequent Events for additional information about this restructuring charge.

During the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. In the year ended September 30, 2020, we incurred $30.8 million in connection with this restructuring plan for termination benefits associated with approximately 250 employees. In the year ended September 30, 2021, we recorded $0.2 million of charges related to this restructuring plan.

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

During the second quarter of 2019, we relocated our worldwide headquarters to the Boston Seaport District. We incurred a restructuring charge for the former headquarters lease, which expires in November 2022. As a result, we bear overlapping rent obligations for those premises and, in 2019, we recorded restructuring charges of approximately $32.7 million, based on the net present value of remaining lease commitments net of estimated sublease income. Other costs associated with the move were recorded as incurred. In 2020, we recorded a $4.3 million net credit for accrued variable operating restructuring charges, primarily associated with the exit of a portion of our former headquarters lease under a partial buy-out agreement with the landlord. In 2021, we recorded restructuring charges of $0.3 million, primarily associated with maintenance and operating expenses.

The following table summarizes restructuring accrual activity for the three years ended September 30, 2021:

(in thousands)	Employee severance and related benefits	Facility closures and other costs	Consolidated total
Balance, September 30, 2018	$—	$2,415	$2,415
Charges to operations, net	15,704	32,908	48,612
Cash disbursements	(15,402)	(9,319)	(24,721)
Other non-cash charges	—	4,812	4,812
Foreign exchange impact	(4)	(28)	(32)
Balance, September 30, 2019	298	30,788	31,086
ASC 842 adoption	—	(16,462)	(16,462)
Charges (credits) to operations, net	30,690	(4,263)	26,427
Cash disbursements	(27,256)	(4,246)	(31,502)
Other non-cash	—	164	164
Foreign exchange impact	260	14	274
Balance, September 30, 2020	3,992	5,995	9,987
Charges to operations, net	1,887	249	2,136
Cash disbursements	(3,925)	(2,756)	(6,681)
Foreign exchange impact	27	17	44
Balance, September 30, 2021	$1,981	$3,505	$5,486

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

As of September 30, 2021, the remaining restructuring facility accrual of $3.5 million relates to variable non-lease costs not subject to ASC 842, of which $2.6 million is included in accrued expenses and other current liabilities and $0.9 million is included in other liabilities in the Consolidated Balance Sheets.

Of the accrual for facility closures and related costs, as of September 30, 2020, $2.8 million is included in accrued expenses and other current liabilities and $3.2 million is included in other liabilities in the Consolidated Balance Sheets.

Other - Headquarters Relocation Charges

Headquarters relocation charges represent other expenses associated with exiting our prior Needham headquarters facility and relocating to our worldwide headquarters in the Boston Seaport District. In 2019, we recorded $1.9 million of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements related to the Needham location. Headquarters relocation charges for 2019 also included $0.6 million of rental expense for the Needham facility that overlapped with rental expense for the new Seaport headquarters.

5. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30,
	2021	2020
Computer hardware and software	$352,704	$330,392
Furniture and fixtures	30,568	30,251
Leasehold improvements	94,959	99,883
Gross property and equipment	478,231	460,526
Accumulated depreciation and amortization	(377,994)	(359,027)
Net property and equipment	$100,237	$101,499

Depreciation expense was $26.1 million, $24.7 million and $26.7 million in 2021, 2020 and 2019, respectively.

6. Acquisitions

Acquisition-related costs were $15.0 million, $8.6 million and $3.1 million in 2021, 2020 and 2019, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Our results of operations include the results of acquired businesses beginning on their respective acquisition date. For all acquisitions made in 2021, our results of operations, if presented on a pro forma basis, would not differ materially from our reported results.

Arena

On January 15, 2021, we acquired Arena Holdings, Inc. (“Arena”) pursuant to an Agreement and Plan of Merger dated as of December 12, 2020 by and among PTC, Arena, Astronauts Merger Sub, Inc., and the Representative named therein, the material terms of which are described in the Form 8-K filed by PTC on December 14, 2020 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $715 million, net of cash acquired of $11.1 million, for Arena, which amount was financed with cash on hand and $600 million borrowed under our existing credit facility. Arena had approximately 170 employees on the close date. The acquisition of Arena added revenue of approximately $29.8 million in 2021, which is net of approximately $9.1 million in fair value adjustments related to purchase accounting for the acquisition.

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

Onshape

On November 1, 2019, we acquired Onshape Inc. pursuant to an Agreement and Plan of Merger dated as of October 23, 2019 by and among PTC, Onshape Inc., OPAL Acquisition Corporation and the Stockholder Representative named therein, the material terms of which are described in the Form 8-K filed by PTC on October 23, 2019 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $469 million, net of cash acquired of $7.5 million, for Onshape, which amount we borrowed under our existing credit facility. The acquisition of Onshape did not add material revenue in 2020.

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

As of September 30, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,525.7 million and attributable to our Professional Services segment was $45.2 million. As of September 30, 2020, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,818.1 million and attributable to our Professional Services segment was $45.3 million.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,191,887			$1,625,786
Intangible assets with finite lives (amortized)(1):
Purchased software	$483,771	$338,542	$145,229	$443,275	$309,124	$134,151
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	574,516	350,648	223,868	418,953	322,092	96,861
Trademarks and trade names	26,906	17,036	9,870	22,687	16,129	6,558
Other	4,000	4,000	—	4,017	4,017	—
	$1,112,070	$733,103	$378,967	$911,809	$674,239	$237,570
Total goodwill and acquired intangible assets			$2,570,854			$1,863,356

(1)

The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 10  years, 11 years, and 12 years, respectively.

The changes in the carrying amounts of goodwill from September 30, 2020 to September 30, 2021 are due to the impact of acquisitions and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Changes in goodwill presented by reportable segment were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, September 30, 2019	$1,196,064	$42,115	$1,238,179
Onshape Acquisition	364,910	—	364,910
Other acquisitions	12,262	—	12,262
Foreign currency translation adjustments	10,080	355	10,435
Balance, September 30, 2020	$1,583,316	$42,470	$1,625,786
Arena acquisition	563,620	—	563,620
Other acquisitions	181	400	581
Foreign currency translation adjustments	1,851	49	1,900
Balance, September 30, 2021	$2,148,968	$42,919	$2,191,887

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2021, 2020 and 2019 was reflected in our Consolidated Statements of Operations as follows:

(in thousands)	Year ended September 30,
	2021	2020	2019
Amortization of acquired intangible assets	$29,396	$28,713	$23,841
Cost of software revenue	29,769	27,391	27,307
Total amortization expense	$59,165	$56,104	$51,148

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2021 is $57.9 million for 2022, $49.5 million for 2023, $40.8 million for 2024, $34.6 million for 2025, $31.0 million for 2026 and $165.2 million thereafter.

8. Income Taxes

Our income (loss) before income taxes consisted of the following:

(in thousands)	Year ended September 30,
	2021	2020	2019
Domestic	$41,199	$(73,865)	$(112,077)
Foreign	350,556	208,571	132,377
Total income before income taxes	$391,755	$134,706	$20,300

Our provision (benefit) for income taxes consisted of the following:

(in thousands)	Year ended September 30,
	2021	2020	2019
Current:
Federal	$4,774	$2,187	$13,130
State	1,609	1,266	(945)
Foreign	66,554	25,199	33,867
	72,937	28,652	46,052
Deferred:
Federal	(152,311)	(26,811)	22,911
State	(27,228)	(4,063)	1,759
Foreign	21,434	6,233	(22,962)
	(158,105)	(24,641)	1,708
Total provision (benefit) for income taxes	$(85,168)	$4,011	$47,760

Taxes computed at the statutory federal income tax rates are reconciled to the provision (benefit) for income taxes as follows:

(in thousands)	Year ended September 30,
	2021		2020		2019
Statutory federal income tax rate	$82,268	21%	$28,288	21%	$4,263	21%
Change in valuation allowance	(134,695)	(34)%	(16,489)	(12)%	66,417	327%
State income taxes, net of federal tax benefit	(28,768)	(8)%	(2,998)	(2)%	607	3%
Federal research and development credits	(5,764)	(2)%	(5,483)	(4)%	(3,731)	(18)%
Uncertain tax positions	3,398	1%	3,072	2%	2,611	13%
Foreign tax credit	(35,368)	(9)%	—	—	—	—
Foreign rate differences	(34,584)	(9)%	$(22,074)	(16)%	$(26,952)	(133)%
Foreign tax on U.S. provision	5,931	2%	4,523	3%	6,547	32%
Excess tax benefits from restricted stock	(6,141)	(2)%	(1,743)	(1)%	(5,940)	(29)%
Audits and settlements	33,370	9%	—	—	51	—
U.S. permanent items	18,389	5%	6,590	5%	2,483	12%
BEAT	2,936	1%	(1,759)	(1)%	1,759	9%
GILTI, net of foreign tax credits	18,217	4%	14,899	11%	6,170	31%
Foreign-Derived Intangible Income (FDII)	(4,428)	(1)%	(2,461)	(2)%	(6,409)	(32)%
Other, net	71	—	(354)	(1)%	(116)	(1)%
Provision (benefit) for income taxes	$(85,168)	(22)%	$4,011	3%	$47,760	235%

In 2021, 2020, and 2019, our tax rate differed from the U.S. statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2021, 2020, and 2019, the foreign rate differential predominantly relates to these earnings.

In 2021, in addition to the foreign rate differential, our tax rate differed from the U.S. statutory federal income tax rate due to the release of the valuation allowance on the majority of our U.S. net deferred tax assets, the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes (together referred to as U.S. Tax reform), and the excess tax benefit related to stock-based compensation.

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

At September 30, 2021 and 2020, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $15.7 million ($5.0 million in accrued income taxes, $0.8 million in other current liabilities and $9.9 million in other liabilities) and $15.4 million ($7.0 million in accrued income taxes, $1.0 million in other current liabilities and $7.4 million in other liabilities), respectively. At September 30, 2021and 2020, prepaid taxes recorded in prepaid expenses on the accompanying Consolidated Balance Sheets were $15.4 million and $17.3 million, respectively. We made net income tax payments of $56.0 million, $52.6 million and $38.9 million in 2021, 2020 and 2019, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

(in thousands)	September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$65,383	$61,495
Foreign tax credits	36,287	8,074
Capitalized research and development	27,546	30,109
Pension benefits	14,097	14,370
Prepaid expenses	12,540	13,579
Deferred revenue	2,274	6,021
Stock-based compensation	15,822	13,630
Other reserves not currently deductible	16,796	15,130
Amortization of intangible assets	147,385	162,426
Research and development and other tax credits	74,846	70,695
Lease liabilities	51,471	52,224
Fixed assets	53,025	47,457
Capital loss carryforward	35,156	35,851
Other	2,269	1,849
Gross deferred tax assets	554,897	532,910
Valuation allowance	(52,085)	(205,423)
Total deferred tax assets	502,812	327,487
Deferred tax liabilities:
Acquired intangible assets not deductible	(108,746)	(65,894)
Lease assets	(37,273)	(35,885)
Pension prepayments	(2,834)	(1,155)
Deferred revenue	(2,662)	(594)
Depreciation	(7,121)	(7,481)
Unbilled accounts receivable	(6,391)	(12,699)
Deferred income	(21,744)	(5,821)
Prepaid commissions	(16,990)	(17,124)
Other	(5,427)	(2,302)
Total deferred tax liabilities	(209,188)	(148,955)
Net deferred tax assets	$293,624	$178,532

We reassess our valuation allowance requirements each financial reporting period.  We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use its existing deferred tax assets. In the assessment for the period ended September 30, 2021, we have concluded it is more likely than not that our deferred tax assets related to United States federal and state income will be realizable, and therefore, the United States federal and the majority of the state valuation allowances were released, which resulted in non-cash federal and state tax benefits of $109.4 million and $24.8 million, respectively, to earnings in this period. That determination was based, in part, on the Company’s cumulative profits before tax and permanent differences from the past three years, which became profitable during 2021, and projections of profits before tax and permanent differences in future years.

For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2021, we had U.S. federal NOL carryforwards from acquisitions of $190.3 million, of which $32.5 million expire in 2023 to 2036. The remaining carryforwards of $157.8 million do not expire. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382.

As of September 30, 2021, we had Federal R&D credit carryforwards of $54.1 million, which expire beginning in 2027 and ending in 2041, and Massachusetts R&D credit carryforwards of $24.2 million, which expire beginning in 2022 and ending in 2036. We also had foreign tax credits of $36.3 million, which expire beginning in 2025 and ending in 2031.

We also have NOL carryforwards in non-U.S. jurisdictions totaling $49.8 million, the majority of which do not expire, and non-U.S. tax credit carryforwards of $4.7 million that expire beginning in 2030 and ending in 2040. Additionally, we have amortization carryforwards of $1,084.6 million in a foreign jurisdiction. There are limitations imposed on the utilization of such attributes that could restrict the recognition of any tax benefits.

As of September 30, 2021, we have a valuation allowance of $17.7 million against net deferred tax assets in the U.S. and a valuation allowance of $34.4 million against net deferred tax assets in certain foreign jurisdictions. The $17.7 million U.S. valuation allowance relates to Massachusetts tax credit carryforwards which we do not expect to realize a benefit from prior to expiration. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our capital loss carryforwards, the majority of which do not expire. However, there are limitations imposed on the utilization of such capital losses that could restrict the recognition of any tax benefits.

The changes to the valuation allowance were primarily due to the following:

(in thousands)	Year ended September 30,
	2021	2020	2019
Valuation allowance, beginning of year	$205,423	$177,663	$141,950
Net release of valuation allowance(1)	(134,235)	—	(1,772)
Net increase (decrease) in deferred tax assets with a full valuation allowance(2)	(19,103)	27,760	37,485
Valuation allowance, end of year	$52,085	$205,423	$177,663

(1)	In 2021, this is attributable to the release in the U.S and in 2019, this is attributable to the release in foreign jurisdictions.
(2)

In 2021, this change includes the loss of state attributes a upon merger of two wholly-owned subsidiaries. In 2020, this change is largely attributed to the Onshape acquisition, the adoption of ASC 842 and the impact to the change in scheduling of the reversal of existing temporary differences. In 2019, this is due in large part to a change in method of accounting for federal income tax purposes resulting in deferred tax liabilities that cannot be offset against available tax attributes in the scheduling of the reversal of existing temporary differences, and by the adoption of ASC 606.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2021, 2020 and 2019 we recorded interest expense of $2.2 million, $0.3 million and $0.1 million, respectively. In 2021, we had penalty expenses of $2.0 million. In 2020 and 2019 we had no tax penalty expense in our income tax provision. As of September 30, 2021 and 2020, we had accrued $0.7 million and $0.6 million of net estimated interest expense related to income tax accruals, respectively. We had no accrued tax penalties as of September 30, 2021, 2020 or 2019.

	Year ended September 30,
Unrecognized tax benefits (in thousands)	2021	2020	2019
Unrecognized tax benefit, beginning of year	$16,107	$11,484	$9,812
Tax positions related to current year:
Additions	4,844	2,173	1,466
Tax positions related to prior years:
Additions	30,130	2,452	1,375
Reductions	(478)	(2)	(9)
Settlements	(29,437)	—	(1,160)
Unrecognized tax benefit, end of year	$21,166	$16,107	$11,484

If all of our unrecognized tax benefits as of September 30, 2021 were to become recognizable in the future, we would record a benefit to the income tax provision of $21.2 million (which would be partially offset by an increase in the U.S. valuation allowance of $4.5 million). Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million as audits close and statutes of limitations expire.

Our results for the year ended September 30, 2021 include a charge of $37.3 million related to the effects of a tax matter in the Republic of Korea (South Korea) of $34.4 million, and the resulting impact on U.S. income taxes of $2.9 million. The charge relates to an assessment with respect to various tax issues, primarily foreign withholding taxes, that was under appeal in South Korea. We received an assessment of approximately $12 million from the tax authorities in South Korea in the fourth quarter of 2016 for the years 2011 to 2015 and paid the assessment in the first quarter of 2017. We appealed that assessment to an intermediate appellate court. In December 2020, our appeal to that court - the Seoul High Court - was rejected. We appealed this decision to the Supreme Court of the Republic of Korea. In May 2021, the Supreme Court denied our request for a review of the case. Therefore, the decision of the Seoul High Court was deemed final. We made additional payments of approximately $20 million to the tax authorities in South Korea in FY’21 for the years 2016 to 2021 in settlement of the amounts previously accrued.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the U.S. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. As of September 30, 2021, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2017 through 2021
Germany	2015 through 2021
France	2018 through 2021
Japan	2016 through 2021
Ireland	2017 through 2021

Additionally, net operating loss and tax credit carryforwards from certain earlier periods in these jurisdictions may be subject to examination to the extent they are utilized in later periods.

We incurred expenses related to stock-based compensation in 2021, 2020 and 2019 of $177.3 million, $115.1 million and $86.4 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation totaled $39.9 million, $13.4 million and $16.6 million in 2021, 2020 and 2019, respectively. Upon the settlement of the stock-based awards (i.e., vesting), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is recorded to the tax provision. In 2021, 2020 and 2019, windfall tax benefits of $9.9 million, $1.3 million and $6.7 million were recorded to the tax provision. Prior to the adoption of ASU 2016-09, windfall tax benefits were recorded to APIC when they resulted in a reduction in taxes payable.

Prior to the passage of the U.S. Tax Cuts and Jobs Act in December of 2017 (the Tax Act), we asserted that substantially all of the undistributed earnings of our foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to U.S. federal taxation via a one-time transition tax, and there is therefore no longer a material cumulative basis difference associated with the undistributed earnings. We maintain our assertion of our intention to permanently reinvest these earnings outside the U.S. unless repatriation can be done substantially tax-free, with the exception of a foreign holding company formed in 2018 and our Taiwan subsidiary. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The amount of unrecognized deferred tax liability on the undistributed earnings would not be material.

9. Debt

As of September 30, 2021 and 2020, we had the following long-term borrowing obligations:

(in thousands)	September 30,
	2021	2020
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	450,000	18,000
Total debt	1,450,000	1,018,000
Unamortized debt issuance costs for the senior notes(2)	(10,529)	(12,686)
Total debt, net of issuance costs(3)	$1,439,471	$1,005,314

(1)

Unamortized debt issuance costs related to the credit facility were $3.8 million and $4.9 million as of September 30, 2021 and 2020, respectively, and were included in other assets on the Consolidated Balance Sheets.

(2)

Of the $14.1 million in financing costs incurred in connection with the issuance of the 2028 and 2025 notes, unamortized debt issuance costs were $10.5 million and $12.7 million as of September 30, 2021 and 2020, respectively, and were included in long-term debt on the Consolidated Balance Sheet.

(3)	As of September 30, 2021, and 2020, all debt was classified as long term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of September 30, 2021, the total estimated fair value of the 2028 and 2025 senior notes was approximately $513.7 million and $508.6 million respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of September 30, 2021.

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

The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. As of September 30, 2021, unused commitments under our credit facility were approximately $550.0 million. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. As of September 30, 2021, the fair value of our credit facility approximates its book value.

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

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of September 30, 2021, the annual rate for borrowing outstanding was 1.69%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted London Interbank Offering Rate (LIBOR) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBOR plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBOR for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.

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

As of September 30, 2021, our total leverage ratio was 2.23 to 1.00, our senior secured leverage ratio was 0.71 to 1.00, our interest coverage ratio was 13.64 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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

In 2021, 2020 and 2019, we incurred interest expense of $50.5 million, $76.4 million, and $43.0 million, respectively, and paid $45.2 million, $60.6 million and $40.8 million, respectively, of interest on our debt. Additionally, in the third quarter of 2020, we paid $15.0 million in penalties for the early redemption of the 2024 notes. The average interest rate on borrowings outstanding during 2021, 2020 and 2019 was approximately 3.3%, 4.3% and 5.4%, respectively.

10. Commitments and Contingencies

As of September 30, 2021and 2020, we had letters of credit and bank guarantees outstanding of $16.3 million (of which $0.5 million was collateralized) and $16.4 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors (collectively, the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by allegedly selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by allegedly failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. The plaintiffs and the PTC Defendants reached an agreement in principle to settle the lawsuit on September 22, 2021. It is expected that the Plaintiffs will file a motion for preliminary approval of the settlement on or before December 1, 2021. The ultimate outcome by judgment or settlement is not expected to be material to our financial position, results of operations or cash flows.

Other Legal Proceedings

In addition to the matters listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of September 30, 2021, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

In 2021, we repurchased 0.2 million shares for $30 million. We did not repurchase any shares in 2020. In 2019, we repurchased 1.4 million shares for $115 million. In addition, in 2019, we repurchased 3.0 million shares, under an accelerated share repurchase ("ASR") agreement. On July 20, 2018, we entered into an ASR agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $1 billion of our common stock, in total, with an initial delivery to us in July 2018 of 8.2 million shares, which represented the number of shares at the current market price equal to 80% of the total fixed purchase price of $1 billion. The remainder of the total purchase price of $200 million reflected the value of the stock held by the Bank pending final settlement in May 2019 and, accordingly, was recorded as a reduction to additional paid-in capital in 2018.

12. Equity Incentive Plans

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

In the fourth quarter of 2020, we modified certain performance-based awards for executives by adjusting the performance criteria for the current and future periods, as well as removing certain provisions for catch up of unearned awards. There was not a material impact in 2020 due to the timing of the modifications, but there was an increase in stock-based compensation in 2021.

The fair value of RSUs granted in 2021, 2020 and 2019 was based on the fair market value of our stock on the date of grant for service- and certain performance- based RSUs and based on a Monte Carlo simulation model for relative total shareholder return (TSR) performance RSUs. The weighted average fair value per share of restricted stock units granted in 2021, 2020 and 2019 was $111.48, $77.57 and $82.77, respectively.

We account for forfeitures as they occur, rather than estimate expected forfeitures.

The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our Consolidated Statements of Operations:

(in thousands)	Year ended September 30,
	2021	2020	2019
Cost of license revenue	$100	$47	$509
Cost of support and cloud services revenue	9,900	6,910	5,004
Cost of professional services revenue	9,263	7,012	6,426
Sales and marketing	53,712	37,351	32,026
Research and development	34,272	27,005	22,019
General and administrative	70,042	36,824	20,416
Total stock-based compensation expense	$177,289	$115,149	$86,400

Stock-based compensation expense in 2021, 2020 and 2019 includes $7.3 million, $5.8 million, and $6.2 million respectively, related to our employee stock purchase plan (ESPP).

As of September 30, 2021, total unrecognized compensation cost related to unvested restricted stock units expected to vest was approximately $190.3 million and the weighted average remaining recognition period for unvested awards was 17 months.

As of September 30, 2021, 4.1 million shares of common stock were available for grant under the 2000 Plan and 3.2 million shares of common stock were reserved for issuance upon vesting of restricted stock units granted and outstanding.

Our ESPP allows eligible employees to contribute up to 10% of their base salary, up to a maximum of $25,000 per year and subject to any other plan limitations, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. We estimate the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model and use the straight-line attribution approach to record the expense over the six-month offering period.

Restricted stock unit activity for the year ended September 30, 2021 (in thousands, except grant date fair value data)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance of outstanding restricted stock units, October 1, 2020	3,509	$79.13
Granted(1)	1,480	$111.48
Vested	(1,488)	$80.64
Forfeited or not earned	(284)	$90.99
Balance of outstanding restricted stock units, September 30, 2021	3,217	$92.46	$385,311

(1)	RSUs granted includes 33,000 shares from prior period Total Shareholder Return (TSR) awards that were earned upon achievement of the performance criteria and vested in November 2020.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Twelve months ended September 30, 2021
Performance-based RSUs(1)	90
Service-based RSUs(2)	1,267
Total Shareholder Return RSUs(3)	90

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

(3)

The Total Shareholder Return RSUs (TSR RSUs) were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2021, 2022 and 2023, respectively. The RSUs earned for each period will vest on November 15, 2021, 2022, and 2023. Up to a maximum of two times the number of TSR RSUs eligible to be earned for the period (up to a maximum aggregate of 179,000 RSUs) may vest. If the return to PTC shareholders is negative for a period but still meets or exceeds the group indexed return, a maximum of 100% of the eligible TSR RSUs may vest for the measurement period.

As of September 30, 2021, weighted average remaining vesting term for outstanding awards is 1.0 year.

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

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	41.5%
Risk-free interest rate	0.21%
Dividend yield	—%

Total fair value of RSUs vested are as follows:

(in thousands)	Year ended September 30,
Value of stock option and stock-based award activity	2021	2020	2019
Total fair value of restricted stock unit awards vested	$171,316	$103,265	$131,659

In 2021, shares issued upon vesting of restricted stock units were net of 0.5 million shares retained by us to cover employee tax withholdings of $53.1 million. In 2020, shares issued upon vesting of restricted stock units were net of 0.5 million shares retained by us to cover employee tax withholdings of $33.7 million. In 2019, shares issued upon vesting of restricted stock and restricted stock units were net of 0.5 million shares retained by us to cover employee tax withholdings of $44.4 million.

13. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 3% of the employee’s earnings. Our matching contributions vest immediately. We made matching contributions of $7.8 million, $6.7 million, and $6.0 million in 2021, 2020 and 2019, respectively.

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

The following table presents the actuarial assumptions used in accounting for the pension plans:

	2021	2020	2019
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	1.0%	1.1%	0.9%
Rate of increase in future compensation	2.8%	2.8%	2.8%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	1.1%	0.9%	1.9%
Rate of increase in future compensation	2.8%	2.8%	3.0%
Rate of return on plan assets	5.0%	5.4%	5.4%

In selecting the expected long-term rate of return on assets, we considered the current investment portfolio, and the investment return goals in the plans’ investment policy statements. We, with input from the plans’ professional investment managers and actuaries, also considered the average rate of earnings expected on the funds invested or to be invested to provide plan benefits. This process included determining expected returns for the various asset classes that comprise the plans’ target asset allocation. This basis for selecting the long-term asset return assumptions is consistent with the prior year. Using generally accepted diversification techniques, the plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plans’ long-term liabilities to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary. The discount rate is based on yield curves for highly rated corporate fixed income securities matched against cash flows for each future year.

The weighted long-term rate of return assumption, together with the assumptions used to determine the benefit obligations as of September 30, 2021 in the table above, will be used to determine our 2022 net periodic pension income, which we expect to be approximately $0.7 million.

As of September 30, 2021, the weighted average interest crediting rate used in our only cash balance pension plan is 6%.

All non-service net periodic pension costs are presented in other income, net on the Consolidated Statement of Operations. The actuarially computed components of net periodic pension cost recognized in our Consolidated Statements of Operations for each year are shown below:

(in thousands)	Year ended September 30,
	2021	2020	2019
Interest cost of projected benefit obligation	$692	$527	$1,199
Service cost	1,127	1,426	1,372
Expected return on plan assets	(3,643)	(3,878)	(3,728)
Amortization of prior service cost	(5)	(5)	(5)
Recognized actuarial loss	4,139	3,854	2,390
Settlement loss	—	—	(30)
Net periodic pension cost	$2,310	$1,924	$1,198

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets:

(in thousands)	Year ended September 30,
	2021	2020
Change in benefit obligation:
Projected benefit obligation, beginning of year	$97,832	$94,983
Service cost	1,127	1,426
Interest cost	692	527
Actuarial loss (gain)	1,100	(2,835)
Foreign exchange impact	(1,562)	6,452
Participant contributions	109	86
Benefits paid	(2,786)	(2,234)
Curtailments	—	(573)
Projected benefit obligation, end of year	$96,512	$97,832
Change in plan assets and funded status:
Plan assets at fair value, beginning of year	$72,063	$69,879
Actual return on plan assets	7,383	(2,990)
Employer contributions	3,049	2,622
Participant contributions	109	86
Foreign exchange impact	(1,433)	4,700
Benefits paid	(2,786)	(2,234)
Plan assets at fair value—end of year	78,385	72,063
Projected benefit obligation, end of year	96,512	97,832
Underfunded status	$(18,127)	$(25,769)
Accumulated benefit obligation, end of year	$95,090	$96,270
Amounts recognized in the balance sheet:
Non-current asset	$855	$—
Non-current liability	$(18,615)	$(25,437)
Current liability	$(367)	$(332)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$30,213	$37,175

As of September 30, 2021 and 2020 all of our pension plans had project benefit obligations and accumulated benefit obligations in excess of plan assets.

The following table shows the change in accumulated other comprehensive loss:

(in thousands)	Year ended September 30,
	2021	2020
Accumulated other comprehensive loss, beginning of year	$37,175	$34,920
Recognized during year - net actuarial losses	(4,135)	(3,850)
Occurring during year - net actuarial losses	(2,640)	3,460
Foreign exchange impact	(187)	2,645
Accumulated other comprehensive loss, end of year	$30,213	$37,175

In 2021, our net actuarial gains were driven by the asset performance. In 2020 our net actuarial losses occurring during the year were primarily driven by poor asset performance due to COVID-19 pandemic, offset by favorable impact on liabilities due primarily to a higher assumed discount rate.

The following table shows the percentage of total plan assets for each major category of plan assets:

	September 30,
Asset category	2021	2020
Equity securities	35%	33%
Fixed income securities	34%	34%
Commodities	11%	11%
Insurance company funds	12%	13%
Options	1%	1%
Cash	7%	8%
	100%	100%

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

In 2021, 2020 and 2019 our actual return on plan assets was $7.4 million, $(3.0) million and $3.5 million, respectively.

Based on actuarial valuations and additional voluntary contributions, we contributed $3.0 million, $2.6 million, and $2.6 million in 2021, 2020 and 2019, respectively, to the plans. We expect to pay $3.8 million in contributions in 2022, of which $0.8 million will be paid directly to the plans.

As of September 30, 2021, benefit payments expected to be paid over the next ten years are as follows:

(in thousands)	Future Benefit Payments
2022	$4,297
2023	4,216
2024	4,860
2025	4,558
2026	4,638
2027 to 2031	24,407

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

(in thousands)	September 30, 2021
	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government	$24,013	$—	$—	$24,013
Corporate investment grade	2,924	—	—	2,924
Large capitalization stocks	27,078	—	—	27,078
Commodities	8,558	—	—	8,558
Insurance company funds(1)	—	9,105	—	9,105
Options	1,122	—	—	1,122
Cash	5,585	—	—	5,585
Total plan assets	$69,280	$9,105	$—	$78,385

(in thousands)	September 30, 2020
	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government	$20,663	$—	$—	$20,663
Corporate investment grade	3,599	—	—	3,599
Large capitalization stocks	23,878	—	—	23,878
Commodities	7,750	—	—	7,750
Insurance company funds(1)	—	9,131	—	9,131
Options	1,126	—	—	1,126
Cash	5,916	—	—	5,916
Total plan assets	$62,932	$9,131	$—	$72,063

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

Our investment in a non-marketable convertible note and shares of Matterport are classified within Level 3 of the fair value hierarchy as they are valued using inputs with little to no market activity. Refer to Note 2. Summary of Significant Accounting Policies for additional information about Matterport investment.

Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021and 2020 were as follows:

(in thousands)	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$114,375	$—	$—	$114,375
Convertible note	—	—	2,000	2,000
Equity securities	—	—	77,540	77,540
Forward contracts	—	5,363	—	5,363
	$114,375	$5,363	$79,540	$199,278
Financial liabilities:
Forward contracts	—	3,318	—	3,318
	$—	$3,318	$—	$3,318

(in thousands)	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$105,299	$—	$—	105,299
Marketable securities:
Corporate notes/bonds	59,099	—	—	59,099
Forward contracts	—	903	—	903
	$164,398	$903	$—	$165,301
Financial liabilities:
Forward contracts	—	1,073	—	1,073
	$—	$1,073	$—	$1,073

(1)	Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet.

In the first quarter of 2021, we invested $1.0 million into a non-marketable convertible note, which converted to preferred stock in the fourth quarter of 2021. At the time of conversion an unrealized gain of $0.2 million was recognized. This preferred stock investment is classified as non-marketable equity investment and is included in other assets on the Consolidated Balance Sheet.

Equity Securities

As of September 30, 2021, we owned 4,316,301 common shares of Matterport, Inc., which are classified as Level 3 in the fair value hierarchy and are recognized at fair value of $77.5 million in other current assets on the Consolidated Balance Sheets. For the three months ended September 30, 2021, we recognized a gain of $68.8 million related to the shares in other income, net on the Consolidated Statements of Operations, which includes a gain of $72.9 million of gain on investment and a $4.1 million valuation adjustment due to lack of marketability.

The following table presents changes in fair value of our Level 3 investment in the Matterport, Inc. shares:

(in thousands)	September 30, 2021
Fair Values
Balance, July 22, 2021	$8,711
Unrealized gains	72,910
Discount due to lack of marketability	(4,081)
Balance, September 30, 2021	$77,540

16. Marketable Securities

We did not hold any marketable securities as of September 30, 2021. In December 2020, we sold all our marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material. The amortized cost and fair value of marketable securities as of September 30, 2020 were as follows:

(in thousands)	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate notes/bonds	$58,793	$323	$(17)	$59,099

The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2020.

(in thousands)	September 30, 2020
	Less than twelve months		Greater than twelve months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Corporate notes/bonds	$9,841	$(17)	$—	$—	$9,841	$(17)

The following table presents our available-for-sale marketable securities by contractual maturity date as of September 30, 2020.

(in thousands)	September 30, 2020
	Amortized cost	Fair value
Due in one year or less	$27,727	$27,899
Due after one year through three years	31,066	31,200
	$58,793	$59,099

17. Derivative Financial Instruments

Non-Designated Hedges

As of September 30, 2021 and 2020, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2021	2020
Canadian / U.S. Dollar	$4,894	$6,847
Euro / U.S. Dollar	387,466	390,673
British Pound / U.S. Dollar	23,141	6,328
Israeli Shekel / U.S. Dollar	10,475	9,503
Japanese Yen / U.S. Dollar	46,450	50,379
Swiss Franc / U.S. Dollar	18,039	12,874
Swedish Krona / U.S. Dollar	34,196	18,871
Singapore Dollar / U.S. Dollar	3,498	3,281
Chinese Renminbi / U.S. Dollar	23,297	5,415
New Taiwan Dollar / U.S. Dollar	3,369	1,483
Russian Ruble/ U.S. Dollar	2,614	309
All other	6,482	6,499
Total	$563,921	$512,462

The following table shows the effect of our non-designated hedges, all of which were forward contracts, on the Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019:

(in thousands)		Year ended September 30,
	Location of gain (loss)	2021	2020	2019
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income, net	$(3,758)	$3,518	$(11,314)

Cash Flow Hedges

We stopped entering into cash flow hedges in the first quarter of 2019. We had no outstanding forward contracts designated as cash flow hedges as of either September 30, 2021, 2020 or 2019. For the year ended September 30, 2019, we had a gain of $0.2 million related to effective portion of the hedge recognized in other comprehensive income on the Consolidated Balance Sheet, and $0.6 million reclassified from other comprehensive income on the Consolidated Balance Sheet into software revenue on the Consolidated Statements of Operations.

Net Investment Hedges

As of September 30, 2021 and 2020, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2021	2020
Euro / U.S. Dollar	$128,103	$164,885

The following table shows the effect of our derivative instruments designated as net investment hedges, all of which were forward contracts, on the Consolidated Statements of Operations for the years ended September 30, 2021, 2020, and 2019:

(in thousands)		Year ended September 30,
	Location of gain (loss)	2021	2020	2019
Gain (loss) recognized in OCI—effective portion	OCI	$695	$(5,483)	$(2,925)
Gain (loss) reclassified from OCI—effective portion	OCI	$2,723	$109	$(7,630)
Gain recognized—portion excluded from effectiveness testing	Other income, net	$1,249	$3,506	$4,598

As of September 30, 2021, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	September 30,
	2021	2020	2021	2020
Derivative assets:(1)
Forward contracts	$1,641	$3	$3,722	$900
Derivative liabilities:(2)
Forward contracts	$—	$306	$3,318	$767

(1)	As of September 30, 2021 and 2020, current derivative assets of $5.4 million and $0.9 million, respectively, are recorded in other current assets on the Consolidated Balance Sheets.
(2)

As of September 30, 2021 and 2020, current derivative liabilities of $3.3 million and $1.1 million, respectively, are recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of September 30, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of September 30, 2021	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$5,363	$—	$5,363	$(3,318)	$—	$2,045

The following table sets forth the offsetting of derivative liabilities as of September 30, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of September 30, 2021	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$3,318	$—	$3,318	$(3,318)	$—	$—

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $8.0 million, $1.7 million and $3.2 million in 2021, 2020 and 2019, respectively. Net realized and unrealized gains and losses on forward contracts included in foreign currency net losses were a net loss of $4.9 million and $8.4 million in 2021 and 2019, and net gain of $7.0 million in 2020.

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

(in thousands)	Year ended September 30,
	2021	2020	2019
Software Products
Revenue	$1,649,341	$1,314,617	$1,088,100
Operating costs(1)	451,734	393,803	377,464
Profit	1,197,607	920,814	710,636

Professional Services
Revenue	157,818	143,798	167,531
Operating costs(2)	135,981	128,678	133,846
Profit	21,837	15,120	33,685

Total segment revenue	1,807,159	1,458,415	1,255,631
Total segment costs	587,715	522,481	511,310
Total segment profit	1,219,444	935,934	744,321

Unallocated operating expenses:(3)
Sales and marketing expenses	464,067	398,100	385,423
General and administrative expenses	120,954	114,386	104,393
Intangibles amortization	59,165	56,104	51,147
Restructuring and other charges, net	2,211	32,716	51,114
Stock-based compensation	177,289	115,149	86,400
Other unallocated operating expenses(4)	15,010	8,616	2,802
Total operating income	380,748	210,863	63,042

Interest expense	(50,478)	(76,428)	(43,047)
Other income, net	61,485	271	305
Income before income taxes	$391,755	$134,706	$20,300

(1)

Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization. Operating costs for the Software Products segment include depreciation of $4.0 million, $4.2 million and $4.6 million in 2021, 2020 and 2019, respectively.

(2)

Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation, intangible amortization, and fair value adjustments for deferred services costs. The Professional Services segment includes depreciation of $1.1 million, $1.1 million and $1.4 million in 2021, 2020 and 2019, respectively.

(3)	Unallocated departments include depreciation of $21.0 million, $19.4 million and $20.6 million in 2021, 2020 and 2019, respectively.
(4)	Other unallocated operating expenses include acquisition-related and other transactional costs and fair value adjustments for deferred services costs.

We report revenue by the following three product groups:

(in thousands)	Year ended September 30,
	2021	2020	2019
Core	$1,257,827	$1,025,668	$868,970
Growth	316,074	222,646	167,544
Focused Solutions Group (FSG)	233,258	210,101	219,117
Total revenue	$1,807,159	$1,458,415	$1,255,631

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our international sales subsidiaries throughout Europe and the Asia Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions. Our material long-lived assets primarily reside in the United States in 2021, 2020, and 2019. Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Year ended September 30,
	2021	2020	2019
Revenue:
Americas(1)	$766,021	$649,383	$537,548
Europe(2)	722,977	543,779	464,666
Asia Pacific	318,161	265,253	253,417
Total revenue	$1,807,159	$1,458,415	$1,255,631

(1)	Includes revenue in the United States totaling $741.3 million, $621.8 million, and $514.4 million for 2021, 2020 and 2019, respectively.
(2)	Includes revenue in Germany totaling $290.7 million, $198.7 million, and $185.4 million for 2021, 2020 and 2019, respectively.

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

The components of lease cost reflected in the Consolidated Statement of Operations for the year ended September 30, 2021 were as follows:

(in thousands)	Year ended September 30, 2021
Operating lease cost	$37,295
Short-term lease cost	2,452
Variable lease cost	9,808
Sublease income	(4,438)
Total lease cost	$45,117

Supplemental cash flow and right-of use assets information for the year ended September 30, 2021 was as follows:

(in thousands)	Year ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$50,299
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,576
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,146

Supplemental balance sheet information related to the leases as of September 30, 2021 was as follows:

As of September 30, 2021
Weighted-average remaining lease term - operating leases	11.9 years
Weighted-average remaining lease term - financing leases	4 years
Weighted-average discount rate - operating leases	5.5%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of September 30, 2021 are as follows:

(in thousands)	Operating Leases
2022	$44,132
2023	28,988
2024	24,956
2025	21,760
2026	17,872
Thereafter	157,358
Total future lease payments	295,066
Less: imputed interest	(86,267)
Total	$208,799

Exited (Restructured) Facilities

As of September 30, 2021, we have net liabilities of $3.6 million related to excess facilities (compared to $11.3 million at September 30, 2020), representing $1.2 million of right-of-use assets and $4.8 million of lease obligations, of which $4.2 million is classified as short term and $0.6 million is classified as long term.

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties, and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of September 30, 2021, the right-of-use assets for exited facilities reflect discounted committed sublease income of approximately $1.2 million. There was no uncommitted sublease income as of September 30, 2021. As a result of changes in our sublease income assumptions and an incremental obligation to exit a portion of our former headquarters facility early, in the year ended September 30, 2021, we recorded a facility impairment charge of $0.1 million.

In the year ended September 30, 2021, we made payments of $7.8 million related to lease costs for exited facilities.

20. Subsequent Events

Equity Grants

In November 2021, we granted shares valued at approximately $20.5 million to our employees, including our executive officers ($3.1 million), in payment of amounts earned under our annual Corporate Incentive Plan. We also granted service-based restricted stock units (RSUs) valued at approximately $47.0 million to employees, including our executive officers ($11.1 million), and performance-based RSUs valued at approximately $18.2 million to employees, including our executive officers ($11.1 million). The service-based RSUs will generally vest in three substantially equal annual installments on November 15, 2022, 2023 and 2024. Half of the performance-based RSUs are eligible to vest based upon annual cash flow performance measures, measured over a three-year period and will vest in three substantially equal annual installments on November 15, 2022, 2023 and 2024.  The other half are relative Total Shareholder Return RSUs which are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of software and services companies for the period ending September 30, 2024 and will vest to the extent earned on November 15, 2024.

Restructuring

On November 3, 2021, we committed to a plan to restructure our workforce and consolidate select facilities to align our customer facing and product-related functions with SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud.  The expected savings from the restructuring will be re-invested in the business. The restructuring is expected to result in a charge and cash payments of approximately $45 million to $50 million in 2022.  We anticipate additional cash restructuring payments of approximately $5 million related to past restructurings.