Form 10-Q
period 2021-12-31
PTC INC.
filed 2022-02-07
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

There were 116,952,189 shares of our common stock outstanding on February 3, 2022.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$296,125	$326,532
Accounts receivable, net of allowance for doubtful accounts of $295 and $304 at December 31, 2021 and September 30, 2021, respectively	478,673	541,072
Prepaid expenses	89,473	69,991
Other current assets	145,051	135,415
Total current assets	1,009,322	1,073,010
Property and equipment, net	96,848	100,237
Goodwill	2,189,880	2,191,887
Acquired intangible assets, net	363,877	378,967
Deferred tax assets	292,171	297,789
Operating right-of-use lease assets	150,261	152,337
Other assets	318,261	313,333
Total assets	$4,420,620	$4,507,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,922	$33,381
Accrued expenses and other current liabilities	132,806	113,067
Accrued compensation and benefits	119,928	117,784
Accrued income taxes	2,867	5,055
Deferred revenue	464,910	482,131
Short-term lease obligations	26,545	27,864
Total current liabilities	779,978	779,282
Long-term debt	1,440,014	1,439,471
Deferred tax liabilities	4,279	4,165
Long-term deferred revenue	16,160	15,546
Long-term lease obligations	179,487	180,935
Other liabilities	46,890	49,693
Total liabilities	2,466,808	2,469,092
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,870 and 117,163 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	1,169	1,172
Additional paid-in capital	1,590,285	1,718,504
Retained earnings	460,745	414,656
Accumulated other comprehensive loss	(98,387)	(95,864)
Total stockholders’ equity	1,953,812	2,038,468
Total liabilities and stockholders’ equity	$4,420,620	$4,507,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2021	December 31, 2020
Revenue:
License	$169,108	$177,175
Support and cloud services	244,485	216,245
Total software revenue	413,593	393,420
Professional services	44,128	35,630
Total revenue	457,721	429,050
Cost of revenue:
Cost of license revenue	9,794	13,256
Cost of support and cloud services revenue	45,885	38,342
Total cost of software revenue	55,679	51,598
Cost of professional services revenue	39,439	35,232
Total cost of revenue	95,118	86,830
Gross margin	362,603	342,220
Operating expenses:
Sales and marketing	125,476	124,725
Research and development	80,534	70,835
General and administrative	51,940	49,528
Amortization of acquired intangible assets	8,484	6,547
Restructuring and other charges, net	33,991	247
Total operating expenses	300,425	251,882
Operating income	62,178	90,338
Interest expense	(12,986)	(11,518)
Other income (expense), net	6,184	(1,413)
Income before income taxes	55,376	77,407
Provision for income taxes	9,287	53,892
Net income	$46,089	$23,515
Earnings per share—Basic	$0.39	$0.20
Earnings per share—Diluted	$0.39	$0.20
Weighted-average shares outstanding—Basic	117,347	116,401
Weighted-average shares outstanding—Diluted	118,598	117,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2021	December 31, 2020
Net income	$46,089	$23,515
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.8 million and $0 million in the first quarter of 2022 and 2021, respectively	2,495	(6,779)
Foreign currency translation adjustment, net of tax of $0 for each period	(5,668)	19,975
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	—	(307)
Amortization of net actuarial pension loss included in net income, net of tax of $0.1 million and $0.3 million in the first quarter of 2022 and 2021, respectively	265	732
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	385	(1,112)
Other comprehensive income (loss)	(2,523)	12,509
Comprehensive income	$43,566	$36,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$46,089	$23,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,088	18,835
Amortization of right-of-use lease assets	8,860	9,391
Stock-based compensation	45,942	46,088
Gain on investment	(9,766)	—
Other non-cash items, net	(273)	(331)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	57,316	10,315
Accounts payable and accrued expenses	12,959	12,381
Accrued compensation and benefits	2,853	(9,252)
Deferred revenue	(13,696)	(851)
Accrued income taxes	(8,328)	44,537
Other current assets and prepaid expenses	(13,474)	4,288
Operating lease liabilities	(2,343)	(9,501)
Other noncurrent assets and liabilities	(10,491)	(35,653)
Net cash provided by operating activities	137,736	113,762
Cash flows from investing activities:
Additions to property and equipment	(3,362)	(2,857)
Purchases of short- and long-term marketable securities	—	(7,562)
Proceeds from sales of short- and long-term marketable securities	—	56,170
Proceeds from maturities of short- and long-term marketable securities	—	9,861
Purchases of investments	—	(1,000)
Purchase of intangible assets	(450)	(550)
Settlement of net investment hedges	6,473	(7,359)
Net cash provided by investing activities	2,661	46,703
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	(18,000)
Repurchases of common stock	(119,739)	—
Payments of withholding taxes in connection with stock-based awards	(49,165)	(24,500)
Payments of principal for financing leases	(239)	(279)
Net cash used in financing activities	(169,143)	(42,779)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,661)	5,553
Net change in cash, cash equivalents, and restricted cash	(30,407)	123,239
Cash, cash equivalents, and restricted cash, beginning of period	327,046	275,960
Cash, cash equivalents, and restricted cash, end of period	$296,639	$399,199
Supplemental disclosure of non-cash financing activities:
Withholding taxes in connection with stock-based awards, accrued	$-	$(931)
Repurchases of common stock, accrued	$(5,260)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2021
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,120	11	(11)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(410)	(4)	(49,161)	—	—	(49,165)
Compensation expense from stock-based awards	—	—	45,942	—	—	45,942
Repurchases of common stock	(1,003)	(10)	(124,989)	—	—	(124,999)
Net income	—	—	—	46,089	—	46,089
Unrealized gain on net investment hedges, net of tax	—	—	—	—	2,495	2,495
Foreign currency translation adjustment	—	—	—	—	(5,668)	(5,668)
Change in pension benefits, net of tax	—	—	—	—	650	650
Balance as of December 31, 2021	116,870	$1,169	$1,590,285	$460,745	$(98,387)	$1,953,812

	Three months ended December 31, 2020
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity

Balance as of September 30, 2020	116,125	1,161	1,602,728	(62,267)	(103,374)	1,438,248
Common stock issued for employee stock-based awards	802	8	(8)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(263)	(2)	(25,429)	—	—	(25,431)
Compensation expense from stock-based awards	—	—	46,088	—	—	46,088
Net income	—	—	—	23,515	—	23,515
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(6,779)	(6,779)
Foreign currency translation adjustment	—	—	—	—	19,975	19,975
Unrealized loss on marketable securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	(380)	(380)
Balance as of December 31, 2020	116,664	$1,167	$1,623,379	$(38,752)	$(90,865)	$1,494,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. The September 30, 2021 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

Risks and Uncertainties - COVID-19 Pandemic

The COVID-19 pandemic that began in early 2020 continues to significantly affect global economic activity and create macroeconomic uncertainty.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic as of December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the quarter ended December 31, 2021, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued Accounting Standards Update ASU 2019-12, Income Taxes (Topic 740) on Simplifying the Accounting for Income Taxes. The decisions reflected in ASU 2019-12 update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The new standard became effective for us in this first quarter of 2022 ending December 31, 2021 and did not have a material impact on our consolidated financial statements.

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

Business Combinations

In October 2021, the FASB issued Accounting Standards Update ASU 2021-08, Business Combinations (Topic 805) on Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.  This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) recognition of an acquired contract asset and liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer.  ASU 2021-08 will be effective for us in the first quarter of 2024, though early adoption of the standard is permitted.  We are currently evaluating the impact the standard will have on our consolidated financial statements, but at this time we do not expect it to be material for prior acquisitions. The impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations.

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	December 31, 2021	September 30, 2021
Contract asset	$13,177	$12,934
Deferred revenue	$481,070	$497,677

As of December 31, 2021, $8.4 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. Approximately $5.1 million of the September 30, 2021 contract asset balance was transferred to receivables during the three months ended December 31, 2021 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $5.4 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the three months ended December 31, 2021.

During the three months ended December 31, 2021, we recognized $222.0 million of revenue that was included in deferred revenue as of September 30, 2021 and there were additional deferrals of $205.4 million, primarily related to new billings. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of December 31, 2021 was $683.8 million, compared to total short- and long-term receivables as of September 30, 2021 of $744.6 million.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of December 31, 2021 and September 30, 2021, the total refund liability was $40.1 million and $40.3 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.3 million as of December 31, 2021 and September 30, 2021. Uncollectible trade accounts receivable written-off and bad debt expense were immaterial in the first quarter ended December 31, 2021 and December 31, 2020.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs primarily related to commissions. As of December 31, 2021 and September 30, 2021, deferred costs of $41.6 million and $40.2 million, respectively, are included in other current assets and $80.7 million and $81.1 million, respectively, are included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $11.6 million and $10.4 million in the three months ended December 31, 2021and December 31, 2020, respectively. There were no impairments of the contract cost asset in the three months ended December 31, 2021 and December 31, 2020.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2021, the amounts include additional performance obligations of $481.1 million recorded in deferred revenue and $1,140.3 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 83% of the total $1,621.4 million over the next 24 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Recurring revenue(1)	$405,125	$384,957
Perpetual license	8,468	8,463
Professional services	44,128	35,630
Total revenue	$457,721	$429,050

(1)	Recurring revenue is comprised of subscription, perpetual support, and SaaS revenue.

For further disaggregation of revenue by geographic region and product group see Note 11. Segment and Geographic Information.

3. Restructuring and Other Charges

Restructuring and other charges, net includes restructuring charges (credits) and impairment and accretion expense charges related to the lease assets of exited facilities. Refer to Note 14. Leases for additional information about exited facilities.

In the three months ended December 31, 2021, restructuring and other charges, net totaled $34.0 million, of which $34.1 million is attributable to restructuring charges, offset by $0.1 million attributable to sublease income related to exited lease facilities. We made cash payments related to restructuring charges of $9.8 million ($9.1 million related to the 2022 restructuring described below and $0.7 million in payments for facilities restructured in prior period).

In the three months ended December 31, 2020, restructuring and other charges, net totaled $0.2 million, of which $0.1 million is attributable to restructuring charges and $0.1 million is related to exited facilities.

Restructuring Charges

In the first quarter of 2022, we committed to a plan to restructure our workforce and consolidate select facilities to align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud. The restructuring plan resulted in charges of $34.1 million in the first quarter of 2022 primarily associated with approximately 340 employees, in addition to the $1.7 million of professional fees recorded in the fourth quarter of 2021 in connection with the re-organization.  We are anticipating total restructuring charges for this plan to be approximately $40 million to $45 million.

In the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. The restructuring plan resulted in charges of $30.8 million through fiscal year 2020 for termination benefits associated with approximately 250 employees. During the three months ended December 31, 2021 and December 31, 2020 we incurred charges of $0.1 million and $0.2 million, respectively, in connection with this restructuring plan.

The following table summarizes restructuring accrual activity for the three months ended December 31, 2021:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2021	$1,981	$3,505	$5,486
Charges to operations, net	34,072	72	34,144
Cash disbursements	(9,145)	(683)	(9,828)
Foreign exchange impact	(117)	—	(117)
Accrual, December 31, 2021	$26,791	$2,894	$29,685

The following table summarizes restructuring accrual activity for the three months ended December 31, 2020:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2020	$3,992	$5,995	$9,987
Charges to operations, net	160	(29)	131
Cash disbursements	(2,733)	(687)	(3,420)
Foreign exchange impact	42	12	54
Accrual, December 31, 2020	$1,461	$5,291	$6,752

The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

4. Stock-based Compensation

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, directors, officers and consultants. We award RSUs as our principal equity incentive awards.

The following table shows RSU activity for the three months ended December 31, 2021:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2021	3,216	$92.83
Granted(1)	899	$117.10
Vested	(1,119)	$91.64
Forfeited or not earned	(126)	$93.80
Balance of outstanding restricted stock units, December 31, 2021	2,869	$100.85
(1)	Restricted stock units granted includes 37,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2021.

(in thousands)	Three months ended December 31, 2021
Performance-based RSUs(1)	163
Service-based RSUs(2)	623
Total Shareholder Return RSUs(3)	76

(1)

The performance-based RSUs were granted to our executives and are eligible to vest based upon annual increasing performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2022, November 15, 2023 and November 15, 2024, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (a maximum aggregate of 152 thousand RSUs).

(2)

The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

(3)

The Total Shareholder Return RSUs (TSR RSUs) were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of the measurement period ending on September 30, 2024. The RSUs earned will vest on November 15, 2024. Up to a maximum of two times the number of TSR RSUs eligible to be earned for the period (up to a maximum aggregate of 152 thousand RSUs) may vest. If the return to PTC shareholders is negative for the period but still meets or exceeds the peer group indexed return, a maximum of 100% of the TSR RSUs may vest.

The weighted-average fair value of the TSR RSUs was $136.43 per target RSU on the grant date. The fair value of the TSR RSUs was determined using a Monte Carlo simulation model.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	34.67%
Risk free interest rate	0.81%
Dividend yield	—%

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Cost of license revenue	$38	$20
Cost of support and cloud services revenue	3,478	2,302
Cost of professional services revenue	2,456	2,112
Sales and marketing	13,081	14,999
Research and development	10,176	8,443
General and administrative	16,713	18,212
Total stock-based compensation expense	$45,942	$46,088

Stock-based compensation expense includes $2.0 million in the first quarter of 2022 and $1.9 million in the first quarter of 2021 related to our employee stock purchase plan.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended
	December 31, 2021	December 31, 2020
Net income	$46,089	$23,515
Weighted-average shares outstanding—Basic	117,347	116,401
Dilutive effect of restricted stock units	1,251	1,204
Weighted-average shares outstanding—Diluted	118,598	117,605
Earnings per share—Basic	$0.39	$0.20
Earnings per share—Diluted	$0.39	$0.20

There were no anti-dilutive shares for the three months ended December 31, 2021. There were 0.1 million anti-dilutive shares for the three months ended December 31, 2020.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. In the three months ended December 31, 2021, we repurchased 1,003 thousand shares for $119.7 million. We additionally entered into trades to purchase an incremental 43 thousand shares for $5.2 million, which will be settled in January 2022 and is included in accrued expenses and other current liabilities as of December 31, 2021. We did not repurchase any shares in the first quarter of 2021. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions

Acquisition-related costs in the first quarter of 2022 totaled $1.0 million, compared to $3.9 million in the first quarter of 2021. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Arena

On January 15, 2021, we acquired Arena Holdings, Inc. (“Arena”) pursuant to the Agreement and Plan of Merger dated as of December 12, 2020 by and among PTC, Arena, Astronauts Merger Sub, Inc., and the Representative named therein, the material terms of which are described in the Form 8-K filed by PTC on December 14, 2020 and which is filed as Exhibit 1.1 to that Form 8-K. PTC paid approximately $715 million, net of cash acquired of $11.1 million, for Arena, which amount was financed with cash on hand and $600 million borrowed under our existing credit facility. Arena had approximately 170 employees on the close date. The acquisition of Arena added revenue of approximately $29.8 million in FY’21, which is net of approximately $9.1 million in fair value adjustments related to purchase accounting for the acquisition.

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

As of December 31, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,508.8 million and attributable to our Professional Services segment was $45.0 million. As of September 30, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,525.7 million and attributable to our Professional Services segment was $45.2 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We completed our annual goodwill impairment review as of June 30, 2021, based on a qualitative assessment. Our qualitative assessment included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date (June 27, 2020). Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through December 31, 2021, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 31, 2021			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,189,880			$2,191,887
Intangible assets with finite lives (amortized):
Purchased software	$482,824	$344,152	$138,672	$483,771	$338,542	$145,229
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	573,082	357,500	215,582	574,516	350,648	223,868
Trademarks and trade names	26,864	17,241	9,623	26,906	17,036	9,870
Other	3,972	3,972	—	4,000	4,000	—
Total intangible assets with finite lives	$1,109,619	$745,742	$363,877	$1,112,070	$733,103	$378,967
Total goodwill and acquired intangible assets			$2,553,757			$2,570,854

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2021	$2,148,968	$42,919	$2,191,887
Acquisitions	691	—	691
Foreign currency translation adjustment	(2,645)	(53)	(2,698)
Balance, December 31, 2021	$2,147,014	$42,866	$2,189,880

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Amortization of acquired intangible assets	$8,484	$6,547
Cost of license revenue	6,493	6,267
Total amortization expense	$14,977	$12,814

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021 were as follows:

(in thousands)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents (1)	$107,320	$—	$—	$107,320
Convertible note	—	—	2,000	2,000
Equity securities	—	—	87,306	87,306
Forward contracts	—	1,486	—	1,486
Options	—	2,021	—	2,021
	$107,320	$3,507	$89,306	$200,133
Financial liabilities:
Stock buyback pending settlement	5,260	—	—	5,260
Forward contracts	—	3,732	—	3,732
	$5,260	$3,732	$—	$8,992

(in thousands)	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents (1)	$114,375	$—	$—	$114,375
Convertible note	—	—	2,000	2,000
Equity securities	—	—	77,500	77,500
Forward contracts	—	5,363	—	5,363
	$114,375	$5,363	$79,500	199,238
Financial liabilities:
Forward contracts	—	3,318	—	3,318
	$—	$3,318	$—	$3,318

        (1) Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million into a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $2.2 million for the periods ended December 31, 2021 and September 30, 2021.

Equity Securities

As of December 31, 2021, we owned 4,316,301 common shares of Matterport, Inc., which are restricted from being able to be sold until January 2022 (six months after Matterport, Inc. became a public company).  As a result of the limitations on the ability to sell, the equity securities are classified as a Level 3 financial instrument with fair value determined using the closing price of Matterport’s common stock on the Nasdaq stock market as of December 31, 2021, less a temporary discount for lack of marketability that will expire in January 2022. The discount for lack of marketability is calculated using a put-option model which includes observable and unobservable inputs. As of December 31, 2021, the investment is recorded at a fair value of $87.3 million in other current assets on the Consolidated Balance Sheets. For the three months ended December 31, 2021, we recognized a gain of $9.8 million related to the shares in other income, net on the Consolidated Statements of Operations.

The following table provides a summary of changes in the fair value of our Level 3 investment in the Matterport, Inc. shares:

(in thousands)	December 31, 2021
Fair Values
Balance, October 1, 2021	$77,540
Unrealized gains	7,467
Reduction in discount due to lack of marketability(1)	2,299
Balance, December 31, 2021	$87,306

(1) The restriction on our ability to sell our shares lapsed in January 2022.  Refer to Note 16. Subsequent Events for discussion regarding the expirations on the restriction and our subsequent sale of the Equity Securities in January 2022.

9. Marketable Securities

We did not hold any marketable securities as of September 30, 2021 or December 31, 2021. In December 2020, we sold our remaining marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material.

10. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021
Derivative assets(1):
Forward Contracts	$—	$1,641	$1,486	$3,722
Options	$—	$—	$2,021	$—
Derivative liabilities(2):
Forward Contracts	$1,248	$—	$2,484	$3,318

(1)	As of December 31, 2021 and September 30, 2021, current derivative assets of $3.5 million and $5.4 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.
(2)

As of December 31, 2021 and September 30, 2021, current derivative liabilities of $3.7 million and $3.3 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they will be adversely affected by changes in Euro or Japanese Yen exchange rates. These contracts have maturities of up to approximately ten months. We do not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into options as an economic hedge, currency impacts on the Euro or Japanese Yen-denominated operations as compared to the forecasted plan rate may be partially offset by the gain on the put option. Gain on put options are included in other income (expense), net.

As of December 31, 2021 and September 30, 2021, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2021	September 30, 2021
Canadian / U.S. Dollar	$5,256	$4,894
Euro / U.S. Dollar(1)	586,301	387,466
British Pound / U.S. Dollar	5,300	23,141
Israeli Shekel / U.S. Dollar	13,859	10,475
Japanese Yen / U.S. Dollar(2)	43,066	46,450
Swiss Franc / U.S. Dollar	7,621	18,039
Swedish Krona / U.S. Dollar	16,683	34,196
Singapore Dollar / U.S. Dollar	3,806	3,498
Chinese Renminbi / U.S. Dollar	19,496	23,297
New Taiwan Dollar / U.S. Dollar	2,669	3,369
Romanian Leu/ U.S. Dollar	3,971	778
Russian Ruble/ U.S. Dollar	—	2,614
All other	7,253	5,704
Total	$715,281	$563,921

(1)

As of December 31, 2021, $388.7 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $197.6 million relates to options. As of September 30, 2021, all of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.

(2)

As of December 31, 2021, $16.8 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $26.3 million relates to options. As of September 30, 2021, all of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended December 31, 2021 and December 31, 2020:

(in thousands)		Three months ended
	Location of Loss	December 31, 2021	December 31, 2020
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(3,435)	$(1,587)

In the three months ended December 31, 2021, foreign currency losses, net were $4.4 million. In the three months ended December 31, 2020, foreign currency losses, net were $1.8 million.

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

As of December 31, 2021 and September 30, 2021, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2021	September 30, 2021
Euro / U.S. Dollar	$179,797	$128,103

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 31, 2021 and December 31, 2020:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2021	December 31, 2020
Gain (loss) recognized in OCI	OCI	$(3,156)	$580
Gain (loss) reclassified from OCI	OCI	(5,735)	2,942
Gain recognized, excluded portion	Other income (expense), net	267	307

As of December 31, 2021, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2021	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$1,486	$—	$1,486	$(1,486)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of December 31, 2021:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2021	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$3,732	$—	$3,732	$(1,486)	$—	$2,246

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

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Software Products
Revenue	$413,593	$393,420
Operating costs(1)	116,028	105,401
Profit	297,565	288,019

Professional Services
Revenue	44,128	35,630
Operating costs(2)	36,983	33,120
Profit	7,145	2,510

Total segment revenue	457,721	429,050
Total segment costs	153,011	138,521
Total segment profit	304,710	290,529

Unallocated operating expenses:
Sales and marketing expenses	112,395	109,726
General and administrative expenses	34,177	27,400
Restructuring and other charges, net	33,991	247
Intangibles amortization	14,977	12,814
Stock-based compensation	45,942	46,088
Other unallocated operating expenses(3)	1,050	3,916
Total operating income	62,178	90,338

Interest and debt premium expense	(12,986)	(11,518)
Other income (expense), net	6,184	(1,413)
Income before income taxes	$55,376	$77,407

(1)	Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2)	Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation.
(3)	Other unallocated operating expenses include acquisition-related and other transactional costs.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Americas	$212,881	$202,279
Europe	162,308	162,319
Asia Pacific	82,532	64,452
Total revenue	$457,721	$429,050

12. Income Taxes

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Income before income taxes	$55,376	$77,407
Provision for income taxes	$9,287	$53,892
Effective income tax rate	17%	70%

In the first quarter of 2022 and 2021, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2022 and 2021, the foreign rate differential predominantly relates to these earnings.

In 2022 and 2021, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

In the first quarter of 2021, our results also include a charge of $35.3 million related to the effects of an unrecognized tax benefit in the Republic of Korea (South Korea), primarily related to foreign withholding taxes, as well as the effects of the full valuation allowance which was maintained against our U.S. net deferred tax assets at that time.

We reassess our valuation allowance requirements each financial reporting period.  We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the period ended September 30, 2021, we concluded it was more likely than not that our deferred tax assets related to United States federal and state income would be realizable, and therefore, the United States federal and the majority of the state valuation allowances were released in the fourth quarter of 2021. In the first quarter of 2022, we continue to maintain this conclusion.

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

As of December 31, 2021 and September 30, 2021, we had unrecognized tax benefits of $21.8 million and $21.2 million, respectively. If all our unrecognized tax benefits as of December 31, 2021 were to become recognizable in the future, we would record a benefit to the income tax provision of $21.8 million, which would be partially offset by an increase in the U.S. valuation allowance of $4.7 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million.

13. Debt

At December 31, 2021 and September 30, 2021, we had the following long-term debt obligations:

(in thousands)	December 31, 2021	September 30, 2021
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	450,000	450,000
Total debt	1,450,000	1,450,000
Unamortized debt issuance costs for the senior notes(2)	(9,986)	(10,529)
Total debt, net of issuance costs	$1,440,014	$1,439,471

(1)

Unamortized debt issuance costs related to the credit facility were $3.5 million and $3.8 million as of December 31, 2021 and September 30, 2021, respectively, and are included in other assets on the Consolidated Balance Sheets.

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

As of December 31, 2021, the total estimated fair value of the 2028 and 2025 notes was approximately $513.0 million and $508.0 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of December 31, 2021.

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

We may, on one or more occasions, redeem the 2028 and 2025 notes in whole or in part at specified redemption prices. In certain circumstances constituting a change of control, we will be required to make an offer to repurchase the notes at a purchase price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. Our ability to repurchase the notes upon such event may be limited by law, by the indenture associated with the notes, by our then-available financial resources or by the terms of other agreements to which we may be party at such time. If we fail to repurchase the notes as required by the indenture, it would constitute an event of default under the indenture which, in turn, may also constitute an event of default under other obligations.

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

The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium.  As of December 31, 2021, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors. As of the filing of this Form 10-Q, no funds were borrowed by an eligible foreign subsidiary borrower. In addition, owned property (including equity interests) of PTC and certain of its material domestic subsidiaries' owned property is subject to first priority perfected liens in favor of the lenders under this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of December 31, 2021, the annual rate for borrowing outstanding was 1.69%.  Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.

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

As of December 31, 2021, our total leverage ratio was 2.23 to 1.00, our senior secured leverage ratio was 0.71 to 1.00 and our interest coverage ratio was 14.02 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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

In the first quarter of 2022 and 2021, we paid $2.4 million and $0.7 million of interest on our debt, respectively. The average interest rate on borrowings outstanding during the first quarter of 2022 and 2021 was approximately 3.2% and 3.8%, respectively.

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

The components of lease cost reflected in the Consolidated Statement of Operations for the three months ended December 31, 2021 and December 31, 2020 were as follows:

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Operating lease cost	$8,860	$9,391
Short-term lease cost	540	548
Variable lease cost	2,490	2,387
Sublease income	(1,117)	(1,084)
Total lease cost	$10,773	$11,242

Supplemental cash flow and right-of-use assets information for the three months ended December 31, 2021 and December 31, 2020 was as follows:

(in thousands)	Three months ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,865	$14,060
Financing cash flows from financing leases	$239	$279
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$601	$594
Financing leases	$—	$—

Supplemental balance sheet information related to the leases as of December 31, 2021 was as follows:

Weighted-average remaining lease term - operating leases	11.8 years
Weighted-average remaining lease term - financing leases	4.0 years
Weighted-average discount rate - operating leases	5.4%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of December 31, 2021 are as follows:

(in thousands)
Remainder of 2022	$28,792
2023	29,469
2024	26,191
2025	22,652
2026	18,681
Thereafter	159,162
Total future lease payments	$284,947
Less: imputed interest	(78,915)
Total lease liability	$206,032

Exited (Restructured) Facilities

As of December 31, 2021, we have net liabilities of $2.7 million related to excess facilities (compared to $3.6 million at September 30, 2021), representing $0.9 million of right-of-use assets and $3.6 million of lease obligations, of which $3.0 million is classified as short term and $0.6 million is classified as long term. Variable costs related to these exited facilities are included in our restructuring accrual. All expenses and income associated with exited facilities are included in restructuring and other charges, net (refer to Note 3. Restructuring and Other Charges).

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of December 31, 2021, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $0.9 million.

In the first quarter of 2022 and 2021, we made net payments of $0.7 million and $3.8 million, respectively, related to lease costs for exited facilities.

15. Commitments and Contingencies

As December 31, 2021 and December 31, 2020, we had letters of credit and bank guarantees outstanding of $15.3 million (of which $0.5 million was collateralized) and $16.5 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors (collectively, the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by allegedly selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by allegedly failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. The plaintiffs and the PTC Defendants reached an agreement in principle to settle the lawsuit on September 22, 2021 and filed a motion for preliminary approval on December 17, 2021. The ultimate outcome by judgment or settlement is not expected to be material to our financial position, results of operations or cash flows.

Other Legal Proceedings

In addition to the matters listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of December 31, 2021, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

16. Subsequent Events

Credit Facility Loan Repayment

On February 2, 2022, we paid $40 million of outstanding balance on our revolving credit facility.

Sale of Matterport Equity Securities

In January 2022, we sold 4,316,301 common shares of Matterport for an aggregate price of $39.1 million.  The sale will result in a loss to be recorded in Q2’22 of $48.2 million due to the reduction in value as of December 31, 2021 compared to the price when sold.

Stock Repurchase Settlement

In January 2022, we settled the trades we entered to purchase an incremental 43 thousand shares for an aggregate price of $5.3 million.

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

We generate revenue through the sale of software subscriptions, which include license access and support (technical support and software updates); support for existing perpetual licenses; professional services (consulting, implementation, and training); and cloud services (hosting for our software and Software as a Service (SaaS)).

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect, or may deteriorate, due to, among other factors, the COVID-19 pandemic, which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, all of which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our SaaS businesses, may not expand and/or generate the revenue or ARR we expect if customers are slower to adopt our technologies than we expect or if they adopt competing technologies; our strategic initiatives and investments, including our restructuring and our accelerated investments in our transition to SaaS, may not deliver the results when or as we expect; we may be unable to generate sufficient operating cash flow to repay amounts under our credit facility or to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits or other matters could preclude such repayment and/or repurchases; and foreign exchange rates may differ materially from those we expect.  In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR of $1.50 billion at the end of Q1’22 represents 12% growth (16% on a constant currency basis) compared to Q1’21 driven by strength in new bookings. Organic constant currency ARR growth year over year was 11%.  Q1’22 revenue of $458 million was up 7% (8% constant currency) over Q1’21, driven by increased revenue from our recurring revenue business lines, including the revenue contribution from the Arena acquisition, and an increase in professional services revenues.  Q1’22 operating margin was 14% compared to 21% in Q1’21, primarily due to $34 million of restructuring charges recorded in Q1’22.  Q1’22 non-GAAP operating margin was 35% compared to 36% in Q1’21 due to lower up-front license revenue recognized in the quarter as a result of the mix of contract types and contract durations in Q1’22 compared to Q1’21, which also impacted Q1’22 EPS compared to Q1’21 EPS.

Q1’22 EPS reflects a lower tax rate compared to the prior year as Q1’21 included a charge of $35.3 million related to a South Korean tax matter, primarily related to foreign withholding taxes.

We generated a first quarter record of $138 million of cash from operations in Q1’22 compared to $114 million in Q1’21, with the increase driven by strong operational execution.  Cash from operations in Q1’22 included $11 million of payments related to restructuring, compared to $7 million of restructuring payments made in Q1’21.  We repurchased $120 million of our common stock in Q1’22 and ended Q1’22 with cash and cash equivalents of $296 million.  In addition, we held an equity investment in Matterport, Inc., which was valued at $87 million and subject to trading restrictions as of the end of Q1’22. We sold our investment in Matterport near the end of January 2022 (in Q2’22) for an aggregate of $39 million.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	December 31, 2021	December 31, 2020	Actual	Constant Currency(1)
ARR(1)	$1,496.3	$1,336.1	12%	16%

Total recurring revenue(2)	$405.1	$385.0	5%	6%
Perpetual license	8.5	8.5	0%	0%
Professional services	44.1	35.6	24%	26%
Total revenue	457.7	429.1	7%	8%
Total cost of revenue	95.1	86.8	10%	10%
Gross margin	362.6	342.2	6%	7%
Operating expenses	300.4	251.9	19%	19%
Total costs and expenses	395.5	338.7	17%	17%
Operating income	$62.2	$90.3	(31)%	(29)%
Non-GAAP operating income(3)	$158.1	$153.4	3%	6%
Operating margin	13.6%	21.1%
Non-GAAP operating margin(3)	34.5%	35.8%
Diluted earnings per share	$0.39	$0.20
Non-GAAP diluted earnings per share(3)(4)	$0.95	$0.97
Cash flow from operations(5)	$137.7	$113.8
Free cash flow(6)	$134.4	$110.9

(1)

For go-forward comparability purposes, $7 million of ARR was removed in the period ended December 31, 2020 associated with a Vuforia AR product which we no longer intend to sell on a recurring basis beginning in FY’22.

(2)	Recurring revenue is comprised of subscription, perpetual support, and SaaS revenue.
(3)

See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.

(4)

Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments. In Q1’21 we had recorded a full valuation allowance against our U.S. net deferred tax assets. As we were profitable on a non-GAAP basis, the Q1’21 tax provision was calculated assuming there was no valuation allowance. Additionally, our Q1’21 non-GAAP financial measures excluded tax expense of $34.6 million related to a South Korean tax exposure, primarily related to foreign withholding taxes.

(5)

Cash flow from operations for Q1'22 includes $10.5 million of restructuring payments. Cash flow from operations for Q1'21 includes $7.3 million of restructuring payments and $2.9 million of acquisition-related payments.

(6)	Free cash flow is cash from operations net of capital expenditures of $3.4 million and $2.9 million in Q1'22 and Q1'21, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 55% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY’22 and FY’21 by the exchange rates in effect on September 30, 2021. We anticipate foreign currency exchange rates will be a headwind for FY’22.

The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, subscription) starting or renewing in any given period may have a material impact on revenue in the period. Subscription contracts have up-front recognition of subscription license revenue, with the support element of the contract recognized ratably over the term. Perpetual support contracts are recognized ratably over the term of the contract, however we continue to convert to subscription contracts resulting in a shift to up-front recognition of subscription license revenue in the period converted compared to ratable recognition for a perpetual support renewal.  Revenue from our SaaS contracts is recognized ratably. We are expanding our SaaS offerings and are releasing additional cloud functionality into our products and customers are migrating from subscription to SaaS products.  As a result, over time a higher portion of our revenue will be recognized ratably.  Given the different mix, duration and volume of new and renewing contracts in any period, year of year or sequential revenue comparisons can have significant variability.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2021	December 31, 2020	Actual	Constant Currency
License	$169.1	$177.2	(5)%	(4)%
Support and cloud services	244.5	216.2	13%	14%
Software revenue	413.6	393.4	5%	6%
Professional services	44.1	35.6	24%	26%
Total revenue	$457.7	$429.1	7%	8%

Software revenue in Q1’22 increased over Q1’21 primarily due to contribution from the acquisition of Arena, as well as subscription support growth in Digital Thread – Core, offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. Subscription license revenue decreased in Q1’22 compared to Q1’21 due to the duration and mix of contract types for new and renewal contracts started in the quarter. Under ASC 606, shorter duration contracts result in less up-front license revenue, even if the annualized values are consistent.

Professional services revenue increased in Q1’22 over Q1’21 by 24% (26% constant currency) as Q1’21 revenue was negatively impacted by challenges with project scoping and implementation activities and performance due to social distancing measures and facility closures implemented to address the COVID-19 pandemic. Q1’22 saw an increase in revenue associated with large PLM consulting engagements, particularly with automotive, aerospace and defense customers. Q1’21 professional services revenue was also lower due to a prior-year extension to complete work on a large fixed-price contract.

We expect that professional services revenue will be higher in FY'22 than FY’21 or FY’20 as we expect demand for services will increase to a level that is more consistent with pre-pandemic levels.  Our longer-term expectation is that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2021	December 31, 2020	Actual	Constant Currency
Digital Thread - Core	$282.1	$289.5	(3)%	(2)%
Digital Thread - Growth	62.0	55.3	12%	13%
Digital Thread - FSG	51.6	46.2	12%	12%
Digital Thread (Total)	395.7	391.0	1%	2%
Velocity	17.9	2.4	646%	646%
Software revenue	$413.6	$393.4	5%	6%

Digital Thread

Core Product software revenue declined in Q1’22 compared to Q1’21, driven by a decline in subscription license revenue due to the duration and mix of contract types for new and renewal contracts started in the quarter. Under ASC 606, shorter duration contracts result in less up-front license revenue, even if the annualized values are consistent. Subscription support revenues increased 19% in Q1’22 compared to Q1’22 (21% constant currency), offset by a decrease in perpetual support revenue as customers have continued to convert from perpetual support to subscriptions.

ARR increased 7% (11% constant currency) for Q1’22 compared to Q1’21, reflecting double-digit constant currency growth in both CAD and PLM driven by higher than anticipated new bookings and a low rate of churn.

Growth Product software revenue increased in Q1’22 over Q1’21 due to subscription revenue growth of 16% (17% constant currency), resulting in recurring revenue growth of 15% (16% constant currency).

Growth Product ARR increased 11% (14% constant currency) for Q1’22 compared to Q1’21, reflecting double-digit growth in AR and IoT, primarily from expansion deals with existing customers.  We anticipate continued improvement in IoT market conditions and the introduction of our new Digital Performance Management offering will continue to drive demand for our Growth Products.

FSG Product software revenue growth in Q1’22 reflects subscription revenue growth of 26% (actual and constant currency) over Q1’21 due to a few large contracts with longer durations, offset by a 17% (actual and constant currency) decline in perpetual support revenue due to conversions of support contracts to subscriptions.

FSG product ARR increased by 4% (6% constant currency) for Q1’22 compared to Q1’21 driven primarily by new bookings.

Velocity

Velocity Product software revenue and ARR growth in Q1’22 compared to Q1’21 are due to the acquisition and subsequent growth of the Arena business purchased in January 2021, as well as growth in Onshape.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first three months of FY'22 and FY'21 approximately 45% to 50% of software revenue was generated in the Americas, 30% to 35% in Europe, and 15% to 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2021	December 31, 2020	Actual	Constant Currency
Americas	$196.8	$191.0	3%	3%
Europe	140.8	144.8	(3)%	(1)%
Asia Pacific	76.0	57.6	32%	35%
Software revenue	$413.6	$393.4	5%	6%

Americas software revenue growth in Q1’22 was primarily driven by the contribution of the Arena acquisition, offset by a decline in Digital Thread – Core subscription license revenue due to the duration and mix of contract types for new and renewal contracts started in the quarter. Under ASC 606, shorter duration contracts result in less up-front license revenue, even if the annualized values are consistent.

Q1’22 Americas ARR was up 19% over Q1’21, led by Arena’s contribution and the Velocity business overall, as well as strength in our Core products.

Europe software revenue declined in Q1’22 primarily due to the decrease in Digital Thread – Core subscription license revenue due to the duration and mix of contract types for new and renewal contracts started in the quarter, partially offset by an increase in Digital Thread – Growth cloud services revenue.

Q1’22 ARR in Europe was up 6% (13% constant currency) over Q1’21, led by mid-30s growth in our Digital Thread Growth products and strength in our Core products.

Asia Pacific software revenue growth in Q1’22 was driven by subscription revenue growth of 51% (54% constant currency) over Q1’21 due to a few large multi-year renewal transactions resulting in higher up-front subscription license revenue under ASC 606.

Q1’22 ARR in Asia Pacific was up 8% (14% constant currency) over Q1’21, led by mid-teens growth in Core products.

Gross Margin

(Dollar amounts in millions)	Three months ended
	December 31, 2021	December 31, 2020	Percent Change
License gross margin	$159.3	$163.9	(3)%
License gross margin percentage	94%	93%
Support and cloud services gross margin	$198.6	$177.9	12%
Support and cloud services gross margin percentage	81%	82%
Professional services gross margin	$4.7	$0.4	1078%
Professional services gross margin percentage	11%	1%

Total gross margin	$362.6	$342.2	6%
Total gross margin percentage	79%	80%

Non-GAAP gross margin(1)	$375.1	$352.9	6%
Non-GAAP gross margin percentage(1)	82%	82%

(1)	Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin decreased in Q1’22 compared to Q1’21 due to an $8.1 million decrease in license revenue, partially offset by a $3.5 million decrease in cost of license revenue.

Support and cloud services gross margin increased in Q1’22 compared to Q1’21 due to increases in subscription support and cloud revenue, partially offset by a decrease in perpetual support revenue, for a $28.2 million overall increase in support and cloud services revenue. This was partially offset by an increase of $7.5 million in cost of support and cloud services in Q1’22 compared to Q1’21.

Professional services gross margin increased in Q1’22 compared to Q1’21, primarily due to the impact of the COVID-19 pandemic on Q1’21 revenue, as well as a large fixed-price contract requiring a prior-year extension that impacted Q1’21 margins.

Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 31, 2021	December 31, 2020	Percent Change
Sales and marketing	$125.5	$124.7	1%
% of total revenue	27%	29%
Research and development	$80.5	$70.8	14%
% of total revenue	18%	17%
General and administrative	$51.9	$49.5	5%
% of total revenue	11%	12%
Amortization of acquired intangible assets	$8.5	$6.6	30%
% of total revenue	2%	2%
Restructuring and other charges, net	$34.0	$0.2	13662%
% of total revenue	7%	0%
Total operating expenses	$300.4	$251.9	19%

Headcount increased 1% between Q1’22 and Q1’21.

Operating expenses in Q1'22 compared to operating expenses in Q1'21 increased primarily due to the following:

•	a $10 million increase in compensation expense (including benefit costs), primarily driven by:
•	a $5 million (5%) increase in salaries primarily due to the addition of $4 million in salary costs for Arena employees,
•	a $4 million (18%) increase in benefits, primarily related to higher health insurance costs,
•	a $1 million (87%) increase in travel due to reduced travel restrictions.
•	a $1 million (17%) increase in bonus expense due to higher attainment,
•	partially offset by a $2 million (4%) decrease in stock-based compensation expense.

•

a $34 million increase in restructuring charges primarily due to the restructuring plan initiated in the quarter.  We expect to incur an additional $6 to $11 million of restructuring charges in the remainder of fiscal 2022. The anticipated cost savings resulting from the 2022 restructuring action are expected to help align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud;

•	a $2 million (30%) increase in amortization expense due to the [acquisition of Arena];
•	a $2 million (24%) increase in equipment subscriptions;
•	a $2 million (36%) increase in internal hosting costs;

partially offset by:

•	a $3 million decrease in acquisition-related charges.

Interest Expense

(Dollar amounts in millions)	Three months ended
	December 31, 2021	December 31, 2020	Percent Change
Interest and debt premium expense	$(13.0)	$(11.5)	13%

Interest expense includes interest on our credit facility and senior notes. We had $1.5 billion of total debt at the end of Q1’22, compared to $1.0 billion at the end of Q1’21. We borrowed $600 million under our credit facility to acquire Arena in Q2’21, $450 million of which remains outstanding. The average interest rate on borrowings outstanding was 3.2% during Q1’22, compared to 3.8% during Q1’21.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended
	December 31, 2021	December 31, 2020	Percent Change
Interest income	$0.5	$0.6	(15)%
Other income (expense), net	5.7	(2.0)	(386)%
Other income (expense), net	$6.2	$(1.4)	(538)%

The $7.6 million increase in other income (expense), net, for Q1’22 compared to Q1’21 is driven by a $9.8 million unrealized gain related to an equity investment in Matterport, Inc., calculated and recorded at the end of Q1’22, offset by foreign currency losses in the quarter. We sold our investment in Matterport near the end of January 2022 (in Q2’22) for an aggregate of $39.1 million and recognized a loss of $48.2 million.

Income Taxes

(Dollar amounts in millions)	Three months ended
	December 31, 2021	December 31, 2020	Percent Change
Income before income taxes	$55.4	$77.4	(28)%
Provision for income taxes	$9.3	$53.9	(83)%
Effective income tax rate	17%	70%

In Q1’22 and Q1’21, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In Q1’22 and Q1’21, the foreign rate differential predominantly relates to these earnings.

In Q1’22 and Q1’21, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

In Q1’21, our results also include a charge of $35.3 million related to the effects of an unrecognized tax benefit in the Republic of Korea (South Korea), primarily related to foreign withholding taxes, as well as the effects of the full valuation allowance which was maintained against our U.S. net deferred tax assets at that time.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and the reasons we exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2021.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable, stock-based compensation expense; amortization of acquired intangible assets; acquisition-related and other transactional charges included in general and administrative expenses; restructuring and other charges, net; non-operating charges (credits); and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In Q1’21, we incurred tax expense related to a reserve for a South Korean tax exposure established in the quarter which is excluded from our non-GAAP financial measures as it was related to prior periods and not included in management’s view of Q1’21 results for comparative purposes.

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

(in millions, except per share amounts)	Three months ended
	December 31, 2021	December 31, 2020
GAAP gross margin	$362.6	$342.2
Stock-based compensation	6.0	4.4
Amortization of acquired intangible assets included in cost of revenue	6.5	6.3
Non-GAAP gross margin	$375.1	$352.9
GAAP operating income	$62.2	$90.3
Stock-based compensation	45.9	46.1
Amortization of acquired intangible assets	15.0	12.8
Acquisition-related and other transactional charges included in general and administrative expenses	1.1	3.9
Restructuring and other charges, net	34.0	0.2
Non-GAAP operating income	$158.1	$153.4
GAAP net income	$46.1	$23.5
Stock-based compensation	45.9	46.1
Amortization of acquired intangible assets	15.0	12.8
Acquisition-related and other transactional charges included in general and administrative expenses	1.1	3.9
Restructuring and other charges, net	34.0	0.2
Non-operating charges (credits) (1)	(9.8)	0.0
Income tax adjustments (2)	(19.2)	27.2
Non-GAAP net income	$113.1	$113.7
GAAP diluted earnings per share	$0.39	$0.20
Stock-based compensation	0.39	0.39
Amortization of acquired intangible assets	0.13	0.11
Acquisition-related and other transactional charges included in general and administrative expenses	0.01	0.03
Restructuring and other charges, net	0.29	—
Non-operating charges (credits) (1)	(0.08)	0.00
Income tax adjustments (2)	(0.16)	0.23
Non-GAAP diluted earnings per share	$0.95	$0.97
(1)	In the first quarter of 2022, we recorded a $9.8 million gain on our equity investment in Matterport, Inc.
(2)

Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. In 2021 we had recorded a full valuation allowance against our U.S. net deferred tax assets. As we were profitable on a non-GAAP basis, the 2021 tax provision was calculated assuming there was no valuation allowance. Additionally, our 2021 non-GAAP results excluded tax expense of $34.6 million related to a South Korean tax matter, primarily related to foreign withholding taxes.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2021	December 31, 2020
GAAP operating margin	13.6%	21.1%
Stock-based compensation	10.0%	10.7%
Amortization of acquired intangible assets	3.3%	3.0%
Acquisition-related and other transactional charges included in general and administrative expenses	0.2%	0.9%
Restructuring and other charges, net	7.4%	0.1%
Non-GAAP operating margin	34.5%	35.8%

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

(in millions)	December 31, 2021	September 30, 2021
Cash and cash equivalents	$296.1	$326.5
Restricted cash	0.5	0.5
Total	$296.6	$327.0

(in millions)	Three months ended
	December 31, 2021	December 31, 2020
Net cash provided by operating activities	$137.7	$113.8
Net cash provided by investing activities	$2.7	$46.7
Net cash used in financing activities	$(169.1)	$(42.8)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

A significant portion of our cash is generated and held outside the U.S. As of December 31, 2021, we had cash and cash equivalents of $55 million in the U.S., $75 million in Europe, $139 million in Asia Pacific (including India) and $27 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, future U.S. operating cash flows and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $138 million in Q1’22, compared to $114 million in Q1’21. The increase in cash from operations in Q1’22 compared to Q1’21 was primarily driven by an increase in collections, offset by higher salary and salary-related payments. Cash from operations for Q1’22 includes $11 million of restructuring payments, compared to $7 million of restructuring payments in the year-ago period.  Q1’21 cash from operations also included $3 million of acquisition-related payments.

Cash Provided by Investing Activities

(in millions)	Three months ended
	December 31, 2021	December 31, 2020
Additions to property and equipment	$(3.4)	$(2.9)
Proceeds from (purchases of) short- and long-term marketable securities, net	—	58.5
Settlement of net investment hedges	6.5	(7.4)
Other	(0.4)	(1.5)
Net cash provided by investing activities	$2.7	$46.7

Cash provided by investing activities in Q1’22 reflects settlement of net investment hedges of $6.5 million. Cash provided in investing activities in Q1’21 reflects proceeds from the sale of marketable securities of $56 million.

Cash Used in Financing Activities

(in millions)	Three months ended
	December 31, 2021	December 31, 2020
Borrowings on debt, net	$—	$(18.0)
Repurchases of common stock	(119.7)	—
Payments of withholding taxes in connection with stock-based awards	(49.2)	(24.5)
Payment of principal for financing leases	(0.2)	(0.3)
Net cash used in financing activities	$(169.1)	$(42.8)

Net cash outflows related to financing activities in Q1’22 include the repurchase of $120 million of common stock. We were committed to repurchasing an additional $5 million of common stock as of December 31, 2021, which settled in early January 2022 (Q2’22).

Outstanding Debt

(in millions)	December 31, 2021
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	450.0
Total debt	$1,450.0
Unamortized debt issuance costs for the senior notes	(10.0)
Total debt, net of issuance costs	$1,440.0

Undrawn under credit facility revolver	$550.0
Undrawn under credit facility revolver available to borrow	$534.7

As of December 31, 2021, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our senior notes described in Note 13. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be approximately $30 million in FY’22) through at least the next twelve months and to meet our known long-term capital requirements.  In FY’22 we expect to pay approximately $45 million to $50 million in restructuring cash payments related to our recently announced restructuring charge as well as previous restructuring charges.

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

There have been no significant changes in our market risk exposure as described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2021 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on legal proceedings can be found in Note 15. Commitments and Contingencies – Legal and Regulatory Matters – 401(k) Plan of Notes to Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The table below shows the shares of our common stock we repurchased in the first quarter of 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	—	—	$970,000,047
November 1, 2021 - November 30, 2021	—	—	—	$970,000,047
December 1, 2021- December 31, 2021	1,003,420	$119.33	1,003,420	$850,260,561
Total	1,003,420	$119.33	1,003,420	$850,260,561
(1)	Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period November 13, 2020 through September 30, 2023, which program we announced on December 15, 2020.

ITEM 6.	EXHIBITS

3.1

Restated Articles of Organization of PTC Inc. adopted August 4, 2015 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 0-18059) and incorporated herein by reference).

3.2.1

By-Laws, as amended and restated, of PTC Inc. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 (File No. 0-18059) and incorporated herein by reference).

3.2.2	Amendment to PTC By-Laws dated June 24, 2021 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2021 (File No. 0-18059) and incorporated herein by reference).
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

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 ("Q1 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and December 31, 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and December 31, 2020; (v) Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2021 and December 31, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page of this Q1'22 Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

*	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/S/ KRISTIAN TALVITIE
Kristian Talvitie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  February 4, 2022