Form 10-Q
period 2022-03-31
PTC INC.
filed 2022-05-05
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 116,975,944 shares of our common stock outstanding on May 4, 2022.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$306,701	$326,532
Accounts receivable, net of allowance for doubtful accounts of $733 and $304 at March 31, 2022 and September 30, 2021, respectively	510,196	541,072
Prepaid expenses	88,918	69,991
Other current assets	61,147	135,415
Total current assets	966,962	1,073,010
Property and equipment, net	92,897	100,237
Goodwill	2,186,156	2,191,887
Acquired intangible assets, net	355,360	378,967
Deferred tax assets	299,381	297,789
Operating right-of-use lease assets	149,801	152,337
Other assets	327,966	313,333
Total assets	$4,378,523	$4,507,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,741	$33,381
Accrued expenses and other current liabilities	102,116	113,067
Accrued compensation and benefits	99,162	117,784
Accrued income taxes	15,054	5,055
Deferred revenue	516,933	482,131
Short-term lease obligations	25,375	27,864
Total current liabilities	782,381	779,282
Long-term debt	1,265,546	1,439,471
Deferred tax liabilities	4,163	4,165
Deferred revenue	17,748	15,546
Long-term lease obligations	178,615	180,935
Other liabilities	46,093	49,693
Total liabilities	2,294,546	2,469,092
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,976 and 117,163 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	1,170	1,172
Additional paid-in capital	1,637,631	1,718,504
Retained earnings	550,424	414,656
Accumulated other comprehensive loss	(105,248)	(95,864)
Total stockholders’ equity	2,083,977	2,038,468
Total liabilities and stockholders’ equity	$4,378,523	$4,507,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue:
License	$218,375	$198,011	$387,483	$375,186
Support and cloud services	243,875	223,756	488,360	440,002
Total software revenue	462,250	421,767	875,843	815,188
Professional services	42,977	40,018	87,105	75,648
Total revenue	505,227	461,785	962,948	890,836
Cost of revenue:
Cost of license revenue	11,936	14,160	21,730	27,416
Cost of support and cloud services revenue	44,768	39,972	90,653	78,314
Total cost of software revenue	56,704	54,132	112,383	105,730
Cost of professional services revenue	36,633	35,316	76,072	70,548
Total cost of revenue	93,337	89,448	188,455	176,278
Gross margin	411,890	372,337	774,493	714,558
Operating expenses:
Sales and marketing	116,408	129,178	241,884	253,903
Research and development	81,935	72,545	162,469	143,380
General and administrative	47,469	60,805	99,409	110,333
Amortization of acquired intangible assets	8,450	7,650	16,934	14,197
Restructuring and other charges, net	(1,562)	469	32,429	716
Total operating expenses	252,700	270,647	553,125	522,529
Operating income	159,190	101,690	221,368	192,029
Interest and debt premium expense	(12,239)	(12,925)	(25,225)	(24,444)
Other expense, net	(43,385)	(2,408)	(37,201)	(3,821)
Income before income taxes	103,566	86,357	158,942	163,764
Provision(benefit) for income taxes	13,887	(22,905)	23,174	30,987
Net income	$89,679	$109,262	$135,768	$132,777
Earnings per share—Basic	$0.77	$0.94	$1.16	$1.14
Earnings per share—Diluted	$0.76	$0.92	$1.15	$1.13
Weighted-average shares outstanding—Basic	117,008	116,777	117,135	116,587
Weighted-average shares outstanding—Diluted	117,811	118,331	118,162	117,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income	$89,679	$109,262	$135,768	$132,777
Other comprehensive income (loss), net of tax:
Hedge gain arising during the period, net of tax of $1.2 million and $0 million in the second quarter of 2022 and 2021, respectively, and $2 million and $0 million in the first six months of 2022 and 2021, respectively	3,697	7,017	6,192	238
Foreign currency translation adjustment, net of tax of $0 for each period	(11,356)	(15,851)	(17,024)	4,124
Unrealized loss on marketable securities, net of tax of $0 for each period	—	—	—	(307)
Amortization of net actuarial pension loss included in net income, net of tax of $0.1 million and $0.3 million in the second quarter of 2022 and 2021, respectively, and $0.2 million and $0.6 million in the first six months of 2022 and 2021, respectively	260	744	525	1,476
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	538	1,018	923	(94)
Other comprehensive income (loss)	(6,861)	(7,072)	(9,384)	5,437
Comprehensive income	$82,818	$102,190	$126,384	$138,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$135,768	$132,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,468	40,169
Amortization of right-of-use lease assets	17,536	18,956
Stock-based compensation	83,863	90,828
Loss on investment	34,847	—
Other non-cash items, net	(110)	(720)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	12,310	(9,854)
Accounts payable and accrued expenses	(23,388)	6,142
Accrued compensation and benefits	(16,544)	(7,038)
Deferred revenue	47,012	52,210
Accrued income taxes	(6,279)	(4,944)
Other current assets and prepaid expenses	(20,569)	(17,049)
Operating lease liabilities	(3,360)	(9,982)
Other noncurrent assets and liabilities	(24,493)	(56,041)
Net cash provided by operating activities	280,061	235,454
Cash flows from investing activities:
Additions to property and equipment	(5,510)	(8,242)
Purchases of short- and long-term marketable securities	—	(7,562)
Proceeds from sales of short- and long-term marketable securities	—	56,170
Proceeds from maturities of short- and long-term marketable securities	—	9,861
Acquisitions of businesses, net of cash acquired	—	(717,198)
Proceeds from sale of investments	42,693	—
Purchases of investments	—	(1,000)
Purchase of intangible assets	(4,454)	(550)
Settlement of net investment hedges	11,308	(1,803)
Net cash provided by (used in) investing activities	44,037	(670,324)
Cash flows from financing activities:
Borrowings under credit facility	—	600,000
Repayments of borrowings under credit facility	(175,000)	(98,000)
Repurchases of common stock	(125,000)	—
Proceeds from issuance of common stock	10,857	10,484
Payments of withholding taxes in connection with stock-based awards	(50,595)	(27,242)
Payments of principal for financing leases	(239)	(279)
Net cash (used in) provided by financing activities	(339,977)	484,963
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,739)	543
Net change in cash, cash equivalents, and restricted cash	(19,618)	50,636
Cash, cash equivalents, and restricted cash, beginning of period	327,046	275,960
Cash, cash equivalents, and restricted cash, end of period	$307,428	$326,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended March 31, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	116,870	$1,169	$1,590,285	$460,745	$(98,387)	$1,953,812
Common stock issued for employee stock-based awards	51	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(12)	—	(1,430)	—	—	(1,430)
Common stock issued for employee stock purchase plan	110	1	10,856	—	—	10,857
Compensation expense from stock-based awards	—	—	37,921	—	—	37,921
Repurchases of common stock	(43)	(1)	—	—	—	(1)
Net income	—	—	—	89,679	—	89,679
Unrealized gain on net investment hedges, net of tax	—	—	—	—	3,697	3,697
Foreign currency translation adjustment	—	—	—	—	(11,356)	(11,356)
Change in pension benefits, net of tax	—	—	—	—	798	798
Balance as of March 31, 2022	116,976	$1,170	$1,637,631	$550,424	$(105,248)	$2,083,977

	Six months ended March 31, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,171	12	(12)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(422)	(4)	(50,591)	—	—	(50,595)
Common stock issued for employee stock purchase plan	110	1	10,856	—	—	10,857
Compensation expense from stock-based awards	—	—	83,863	—	—	83,863
Repurchases of common stock	(1,046)	(11)	(124,989)	—	—	(125,000)
Net income	—	—	—	135,768	—	135,768
Unrealized gain on net investment hedges, net of tax	—	—	—	—	6,192	6,192
Foreign currency translation adjustment	—	—	—	—	(17,024)	(17,024)
Change in pension benefits, net of tax	—	—	—	—	1,448	1,448
Balance as of March 31, 2022	116,976	$1,170	$1,637,631	$550,424	$(105,248)	$2,083,977

	Three months ended March 31, 2021
	Common Stock			Retained Earnings	Accumulated
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2020	116,664	$1,167	$1,623,379	$(38,752)	$(90,865)	$1,494,929
Common stock issued for employee stock-based awards	60	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(13)	—	(1,810)	—	—	(1,810)
Common stock issued for employee stock purchase plan	144	1	10,483	—	—	10,484
Compensation expense from stock-based awards	—	—	44,740	—	—	44,740
Net income	—	—	—	109,262	—	109,262
Unrealized gain on net investment hedges, net of tax	—	—	—	—	7,017	7,017
Foreign currency translation adjustment	—	—	—	—	(15,851)	(15,851)
Change in pension benefits, net of tax	—	—	—	—	1,762	1,762
Balance as of March 31, 2021	116,855	$1,169	$1,676,791	$70,510	$(97,937)	$1,650,533

	Six months ended March 31, 2021
	Common Stock			Retained Earnings	Accumulated
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2020	116,125	$1,161	$1,602,728	$(62,267)	$(103,374)	$1,438,248
Common stock issued for employee stock-based awards	862	9	(9)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(276)	(2)	(27,239)	—	—	(27,241)
Common stock issued for employee stock purchase plan	144	1	10,483	—	—	10,484
Compensation expense from stock-based awards	—	—	90,828	—	—	90,828
Net income	—	—	—	132,777	—	132,777
Unrealized gain on net investment hedges, net of tax	—	—	—	—	238	238
Foreign currency translation adjustment	—	—	—	—	4,124	4,124
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	1,382	1,382
Balance as of March 31, 2021	116,855	$1,169	$1,676,791	$70,510	$(97,937)	$1,650,533

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2022, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

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

Business Combinations

In October 2021, the FASB issued Accounting Standards Update ASU 2021-08, Business Combinations (Topic 805) on Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.  This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) recognition of an acquired contract asset and liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer.  ASU 2021-08 will be effective for us in the first quarter of 2024, though we anticipate adopting the standard during 2022. We are currently evaluating the impact the standard will have on our consolidated financial statements, but at this time we do not expect it to be material based on contract assets and liabilities expected to be acquired.

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	March 31, 2022	September 30, 2021
Contract asset	$16,162	$12,934
Deferred revenue	$534,681	$497,677

As of March 31, 2022, $11.5 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. Approximately $6.8 million of the September 30, 2021 contract asset balance was transferred to receivables during the six months ended March 31, 2022 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $10.1 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the six months ended March 31, 2022.

During the six months ended March 31, 2022, we recognized $357.9 million of revenue that was included in deferred revenue as of September 30, 2021 and there were additional deferrals of $394.9 million, primarily related to new billings. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of March 31, 2022 was $726.9 million, compared to total short- and long-term receivables as of September 30, 2021 of $744.6 million.

Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of March 31, 2022 and September 30, 2021, the total refund liability was $36.2 million and $40.3 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.7 million as of March 31, 2022 and $0.3 million as of September 30, 2021. Uncollectible trade accounts receivable written-off and bad debt expense were immaterial in the three and six months ended March 31, 2022.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs are primarily related to commissions. As of March 31, 2022 and September 30, 2021, deferred costs of $40.6 million and $40.2 million, respectively, are included in other current assets and $78.0 million and $81.1 million, respectively, are included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $12.7 million and $24.3 million in the three and six months ended March 31, 2022, respectively, and $11.0 million and $21.4 million in the three and six months ended March 31, 2021, respectively. There were no impairments of the contract cost asset in the three and six months ended March 31, 2022 and March 31, 2021.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2022, the transaction price amounts include performance obligations of $534.7 million recorded in deferred revenue and $1,019.4 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 83% of the total $1,554.1 million over the next 24 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Recurring revenue(1)	$452,710	$414,845	$857,835	$799,803
Perpetual license	9,540	6,922	18,008	15,385
Professional services	42,977	40,018	87,105	75,648
Total revenue	$505,227	$461,785	$962,948	$890,836

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

In the three months ended March 31, 2022, restructuring and other charges, net totaled a credit of $1.6 million, of which $1.1 million is attributable to restructuring credits, and $0.5 million is attributable to sublease income related to exited lease facilities. We made cash payments related to restructuring charges of $17.3 million ($16.5 million related to the 2022 restructuring described below, $0.1 million related to a prior period restructuring, and $0.7 million in payments for facilities restructured in prior period).

In the six months ended March 31, 2022, restructuring and other charges, net totaled $32.4 million of which $33.1 million is attributable to restructuring charges, offset by a $0.7 million credit attributable to sublease income related to exited lease facilities. We made cash payments related to restructuring charges of $27.1 million ($25.6 million related to the 2022 restructuring described below, $0.1 million related to a prior period restructuring, and $1.4 million in payments for facilities restructured in prior periods).

In the three and six months ended March 31, 2021, restructuring and other charges, net totaled $0.5 million and $0.7 million, respectively, of which $0.2 million and $0.4 million is attributable to restructuring charges, respectively, and $0.3 million and $0.3 million is attributable to impairment and accretion expense related to exited facilities, respectively.

Restructuring Charges

In the first quarter of 2022, we committed to a plan to restructure our workforce and consolidate select facilities to align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud. The restructuring plan resulted in credits of $0.5 million and charges of $33.6 million in the second quarter and first six months of 2022, primarily associated with the termination benefits of approximately 330 employees, in addition to the $1.7 million of professional fees recorded in the fourth quarter of 2021 in connection with the re-organization.  We are anticipating total restructuring charges for this plan to be $35 to $40 million.

In the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. The restructuring plan resulted in charges of $30.8 million through fiscal year 2020 for termination benefits associated with approximately 250 employees. During the six months ended March 31, 2022 and March 31, 2021, we incurred credits of $0.1 million and charges of $0.2 million respectively, in connection with this restructuring plan.

The following table summarizes restructuring accrual activity for the six months ended March 31, 2022:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2021	$1,981	$3,505	$5,486
Charges to operations, net	33,428	(377)	33,051
Cash disbursements	(25,744)	(1,336)	(27,080)
Foreign exchange impact	(354)	—	(354)
Accrual, March 31, 2022	$9,311	$1,792	$11,103

The following table summarizes restructuring accrual activity for the six months ended March 31, 2021:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2020	$3,992	$5,995	$9,987
Charges to operations, net	163	199	362
Cash disbursements	(3,924)	(1,497)	(5,421)
Foreign exchange impact	31	14	45
Accrual, March 31, 2021	$262	$4,711	$4,973

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

The following table shows RSU activity for the six months ended March 31, 2022:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2021	3,216	$92.83
Granted(1)	1,064	$116.70
Vested	(1,170)	$92.97
Forfeited or not earned	(246)	$97.77
Balance of outstanding restricted stock units, March 31, 2022	2,864	$101.21
(1)

Restricted stock units granted includes 37 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2021, and 87 shares from prior period Performance-based awards that were earned upon achievement of the performance criteria and vested in November 2021.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Six months ended March 31, 2022
Performance-based RSUs(1)	89
Service-based RSUs(2)	775
Total Shareholder Return RSUs(3)	76
(1)

The performance-based RSUs were granted to our executives and are eligible to vest based upon annual increasing performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2022, November 15, 2023, and November 15, 2024, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (a maximum aggregate of 165 thousand RSUs).

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

The weighted-average fair value of the TSR RSUs was 136.43 per target RSU on the grant date. The fair value of the TSR RSUs was determined using a Monte Carlo simulation model.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	34.67%
Risk free interest rate	0.81%
Dividend yield	—%

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Cost of license revenue	$37	$20	$75	$40
Cost of support and cloud services revenue	2,161	2,309	5,639	4,611
Cost of professional services revenue	2,066	2,177	4,522	4,289
Sales and marketing	11,446	13,305	24,527	28,304
Research and development	9,504	7,921	19,680	16,364
General and administrative	12,707	19,008	29,420	37,220
Total stock-based compensation expense	$37,921	$44,740	$83,863	$90,828

Stock-based compensation expense includes $1.3 million and $3.2 million in the second quarter and first six months of 2022, respectively, and $1.8 million and $3.8 million in the second quarter and first six months of 2021, respectively, related to our employee stock purchase plan.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income	$89,679	$109,262	$135,768	$132,777
Weighted-average shares outstanding—Basic	117,008	116,777	117,135	116,587
Dilutive effect of restricted stock units	803	1,554	1,027	1,379
Weighted-average shares outstanding—Diluted	117,811	118,331	118,162	117,966
Earnings per share—Basic	$0.77	$0.94	$1.16	$1.14
Earnings per share—Diluted	$0.76	$0.92	$1.15	$1.13

Anti-dilutive shares for the three and six months ended March 31, 2022 and for the three and six months ended March 31, 2021 were immaterial.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. In the second quarter and first six months of 2022 we repurchased 43 thousand shares for $5.3 million and 1,046 thousand shares for $125.0 million, respectively.  We did not repurchase any shares in the second quarter and first six months of 2021. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions

Acquisition and transaction-related costs in the second quarter and first six months of 2022 totaled $3.9 million and $5.0 million, respectively, compared to $10.3 million and $14.2 million, respectively, in the second quarter and first six months of 2021. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Acquisition and transaction-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services), expenses related to acquisition integration activities (e.g., professional fees and severance), and other transactional charges include third-party costs related to structuring unusual transactions. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges.

Our results of operations include the results of acquired or sold businesses beginning on their respective acquisition or sale date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

Arena

On January 15, 2021, we acquired Arena Holdings, Inc. (“Arena”) pursuant to the Agreement and Plan of Merger dated as of December 12, 2020 by and among PTC, Arena, Astronauts Merger Sub, Inc., and the Representative named therein, the material terms of which are described in the Form 8-K filed by us on December 14, 2020 and which is filed as Exhibit 1.1 to that Form 8-K. We paid approximately $715 million, net of cash acquired of $11.1 million, for Arena, which amount was financed with cash on hand and $600 million borrowed under our existing credit facility. Arena had approximately 170 employees on the close date. The acquisition of Arena added revenue of approximately $29.8 million in FY'21, which is net of approximately $9.1 million in fair value adjustments related to purchase accounting for the acquisition.

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

Refer to Note 16. Subsequent Events for additional information regarding the acquisition of Intland Software in April 2022.

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

As of March 31, 2022, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,496.7 million and attributable to our Professional Services segment was $44.8 million. As of September 30, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,525.7 million and attributable to our Professional Services segment was $45.2 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We completed our annual goodwill impairment review as of June 30, 2021 based on a qualitative assessment. Our qualitative assessment included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date (June 27, 2020). Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through March 31, 2022, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 31, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,186,156			$2,191,887
Intangible assets with finite lives (amortized):
Purchased software	$487,399	$348,736	$138,663	$483,771	$338,542	$145,229
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	570,920	363,623	207,297	574,516	350,648	223,868
Trademarks and trade names	26,772	17,372	9,400	26,906	17,036	9,870
Other	3,933	3,933	—	4,000	4,000	—
Total intangible assets with finite lives	$1,111,901	$756,541	$355,360	$1,112,070	$733,103	$378,967
Total goodwill and acquired intangible assets			$2,541,516			$2,570,854

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2021	$2,148,968	$42,919	$2,191,887
Acquisitions	691	—	691
Foreign currency translation adjustment	(6,296)	(126)	(6,422)
Balance, March 31, 2022	$2,143,363	$42,793	$2,186,156

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Amortization of acquired intangible assets	$8,450	$7,650	$16,934	$14,197
Cost of license revenue	5,921	7,117	12,414	13,384
Total amortization expense	$14,371	$14,767	$29,348	$27,581

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021 were as follows:

(in thousands)	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents (1)	$108,064	$—	$—	$108,064
Convertible note	—	—	2,000	2,000
Forward contracts	—	1,646	—	1,646
Options	—	2,322	—	2,322
	$108,064	$3,968	$2,000	$114,032
Financial liabilities:
Forward contracts	—	2,637	—	2,637
	$—	$2,637	$—	$2,637

(in thousands)	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$114,375	$—	$—	$114,375
Convertible note	—	—	2,000	2,000
Equity securities	—	—	77,540	77,540
Forward contracts	—	5,363	—	5,363
	$114,375	$5,363	$79,540	$199,278
Financial liabilities:
Forward contracts	—	3,318	—	3,318
	$—	$3,318	$—	$3,318
(1)	Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million into a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet. There were no changes in the fair value of this level 3 investment in the three and six months ended March 31, 2022.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $2.2 million for the periods ended March 31, 2022 and September 30, 2021, respectively.

Equity Securities

During the quarter ended March 31, 2022, PTC sold all shares held in a publicly-traded company, Matterport. The shares sold included those held as of September 30, 2021, as well as additional shares which PTC earned during the quarter based on contingent earn-outs achieved in January based on achievement of stock value milestones. Shares related to the original investment were restricted from sale until January 2022 (six months after Matterport, Inc. became a public company).  At expiration of this lock-out we sold all shares held from the original investment for $39.1 million at an average price of $9.1 per share.  In February 2022, we additionally sold $3.6 million of shares at an average share price of $7.6 per share. Due to the decline in the price per share during fiscal 2022, for the three and six months ended March 31, 2022 we recognized a loss of $44.6 million and $34.8 million respectively, in other expense, net on the Consolidated Statements of Operations. The aggregate realized gain from the original investment of $8.7 million was $34.0 million.

The following table provides a summary of changes in the fair value of our Level 3 investment in the Matterport, Inc. shares from October 1, 2021 to March 31, 2022:

(in thousands)	March 31, 2022
Fair Values
Balance, October 1, 2021	$77,540
Realized loss	(38,468)
Sale of investment(1)	(39,072)
Balance, March 31, 2022	$—
(1)	Equity securities sold upon expirations of the restriction in January 2022.

9. Marketable Securities

We did not hold any marketable securities as of September 30, 2021 or March 31, 2022. In December 2020, we sold our remaining marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material.

10. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021
Derivative assets(1):
Forward Contracts	$—	$1,641	$1,646	$3,722
Options	$—	$—	$2,322	$—
Derivative liabilities(2):
Forward Contracts	$825	$—	$1,812	$3,318
(1)	As of March 31, 2022 and September 30, 2021, current derivative assets of $4.0 million and $5.4 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.
(2)

As of March 31, 2022 and September 30, 2021, current derivative liabilities of $2.6 million and $3.3 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they will be adversely affected by changes in Euro or Japanese Yen exchange rates. These contracts have maturities of up to approximately seven months. We do not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into options as an economic hedge, currency impacts on the Euro or Japanese Yen-denominated operations as compared to the forecasted plan rate may be partially offset by the gain on the put option. Gain on put options are included in Other expense, net.

As of March 31, 2022 and September 30, 2021, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2022	September 30, 2021
Canadian / U.S. Dollar	$5,605	$4,894
Euro / U.S. Dollar(1)	500,632	387,466
British Pound / U.S. Dollar	10,537	23,141
Israeli Shekel / U.S. Dollar	9,148	10,475
Japanese Yen / U.S. Dollar(2)	28,826	46,450
Swiss Franc / U.S. Dollar	17,299	18,039
Swedish Krona / U.S. Dollar	31,352	34,196
Chinese Renminbi / U.S. Dollar	37,735	23,297
New Taiwan Dollar / U.S. Dollar	5,410	3,369
Romanian Leu/ U.S. Dollar	4,651	778
Russian Ruble/ U.S. Dollar	—	2,614
Danish krone/ U.S. Dollar	8,891	2,380
Australian Dollar/ U.S. Dollar	5,052	2,086
All other	8,146	4,736
Total	$673,284	$563,921
(1)

As of March 31, 2022, $472.4 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $28.2 million relates to options. As of September 30, 2021, all of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts

(2)

As of March 31, 2022, $2.5 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $26.3 million relates to options. As of September 30, 2021, all of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2022 and March 31, 2021:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other expense, net	$3,797	$(3,033)	$362	$(4,620)

In the three months ended March 31, 2022 and March 31, 2021, foreign currency gains, net were $0.4 million and foreign currency losses, net were $2.4 million, respectively. In the six months ended March 31, 2022 and March 31, 2021 foreign currency losses, net were $4.0 million and $4.2 million, respectively.

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

As of March 31, 2022 and September 30, 2021, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2022	September 30, 2021
Euro / U.S. Dollar	$153,470	$128,103

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2022 and March 31, 2021:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gain (loss) recognized in OCI	OCI	$81	$1,462	$(3,075)	$2,041
Loss reclassified from OCI	OCI	(1,415)	(3,041)	(7,150)	(99)
Gain recognized, excluded portion	Other expense, net	342	426	609	733

As of March 31, 2022, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2022:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2022	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$1,646	$—	$1,646	$(1,646)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of March 31, 2022:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2022	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$2,637	$—	$2,637	$(1,646)	$—	$991

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

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Software Products
Revenue	$462,250	$421,767	$875,843	$815,188
Operating costs(1)	121,016	109,310	237,044	214,711
Profit	341,234	312,457	638,799	600,477

Professional Services
Revenue	42,977	40,018	87,105	75,648
Operating costs(2)	34,567	33,139	71,550	66,259
Profit	8,410	6,879	15,555	9,389

Total segment revenue	505,227	461,785	962,948	890,836
Total segment costs	155,583	142,449	308,594	280,970
Total segment profit	349,644	319,336	654,354	609,866

Unallocated operating expenses:
Sales and marketing expenses	104,962	115,873	217,357	225,599
General and administrative expenses	30,859	31,487	65,036	58,887
Restructuring and other charges, net	(1,562)	469	32,429	716
Intangibles amortization	14,371	14,767	29,348	27,581
Stock-based compensation	37,921	44,740	83,863	90,828
Other unallocated operating expenses(3)	3,903	10,310	4,953	14,226
Total operating income	159,190	101,690	221,368	192,029

Interest and debt premium expense	(12,239)	(12,925)	(25,225)	(24,444)
Other expense, net	(43,385)	(2,408)	(37,201)	(3,821)
Income before income taxes	$103,566	$86,357	$158,942	$163,764
(1)	Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2)	Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation.
(3)	Other unallocated operating expenses include acquisition-related and other transactional costs.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Americas	$202,999	$180,329	$415,880	$382,609
Europe	79,265	202,477	161,797	364,796
Asia Pacific	222,963	78,979	385,271	143,431
Total revenue	$505,227	$461,785	$962,948	$890,836

12. Income Taxes

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Income before income taxes	$103,566	$86,357	$158,942	$163,764
Provision(benefit) for income taxes	$13,887	$(22,905)	$23,174	$30,987
Effective income tax rate	13%	(27)%	15%	19%

In the second quarter and first six months of 2022 and 2021, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2022 and 2021, the foreign rate differential predominantly relates to these earnings.

In 2022 and 2021, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

In the second quarter and first six months of 2021, our results also include the effects of the full valuation allowance which was maintained against our U.S. net deferred tax assets at that time. In the second quarter of 2021, we reduced our previously established U.S. valuation allowance by $42.3 million as a result of the Arena acquisition.  Additionally, in the first six months of 2021, our results also include a charge of $36.1 million related to the effects of an unrecognized tax benefit in the Republic of Korea (South Korea), primarily related to foreign withholding taxes.

We reassess our valuation allowance requirements each financial reporting period.  We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the period ended September 30, 2021, we concluded it was more likely than not that our deferred tax assets related to United States federal and state income would be realizable, and therefore, the United States federal and the majority of the state valuation allowances were released in the fourth quarter of 2021. In the second quarter of 2022, we continue to maintain this conclusion.

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

As of March 31, 2022 and September 30, 2021, we had unrecognized tax benefits of $24.1 million and $21.2 million, respectively. If all our unrecognized tax benefits as of March 31, 2022 were to become recognizable in the future, we would record a benefit to the income tax provision of $24.1 million, which would be partially offset by an increase in the U.S. valuation allowance of $4.8 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $3 million.

13. Debt

At March 31, 2022 and September 30, 2021, we had the following long-term debt obligations:

(in thousands)	March 31, 2022	September 30, 2021
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	275,000	450,000
Total debt	1,275,000	1,450,000
Unamortized debt issuance costs for the senior notes(2)	(9,454)	(10,529)
Total debt, net of issuance costs	$1,265,546	$1,439,471
(1)

Unamortized debt issuance costs related to the credit facility were $3.2 million and $3.8 million as of March 31, 2022 and September 30, 2021, respectively, and are included in other assets on the Consolidated Balance Sheets.

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

As of March 31, 2022, the total estimated fair value of the 2028 and 2025 notes was approximately $488.0 million and $495.6 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of March 31, 2022.

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

The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. As of March 31, 2022, the fair value of our credit facility approximates its book value.

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

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of March 31, 2022, the annual rate for borrowings outstanding was 1.81%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.

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

As of March 31, 2022, our total leverage ratio was 1.84 to 1.00, our senior secured leverage ratio was 0.41 to 1.00 and our interest coverage ratio was 14.46 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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

In the second quarter and first six months of 2022, we paid $21.5 million and $23.8 million of interest on our debt, respectively, and $19.8 million and $20.5 million in the second quarter and first six months of 2021, respectively. The average interest rate on borrowings outstanding was approximately 3.2% and 3.2% during the second quarter and first six months of 2022, respectively, and 3.3% and 3.5% during the second quarter and first six months of 2021, respectively.

Refer to Note 16. Subsequent Events for additional information regarding additional borrowing in April 2022 under the existing credit facility for the purchase of Intland Software.

14. Leases

Our operating leases expire at various dates through 2037 and are primarily for office space, cars, servers, and office equipment.

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts. In February 2019, we subleased a portion of our headquarters through June 30, 2022. We will receive approximately $9.1 million in sublease income over the term of the sublease. In March 2022, we have extended the sublease through June 30, 2023, and we will receive additional sublease income over the term of the extension of approximately $2.9 million.

The components of lease cost reflected in the Consolidated Statement of Operations for the three and six months ended March 31, 2022 and March 31, 2021 were as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating lease cost	$8,676	$9,565	$17,536	$18,956
Short-term lease cost	582	610	1,123	1,158
Variable lease cost	2,596	2,476	5,086	4,863
Sublease income	(1,113)	(1,131)	(2,230)	(2,215)
Total lease cost	$10,741	$11,520	$21,515	$22,762

Supplemental cash flow and right-of-use assets information for the three and six months ended March 31, 2022 was as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,248	$14,016	$25,113	$28,076
Financing cash flows from financing leases	$—	$—	$239	$279
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,179	$53	$11,095	$647
Financing leases	$—	$—	$—	$—

Supplemental balance sheet information related to the leases as of March 31, 2022 was as follows:

As of March 31, 2022
Weighted-average remaining lease term - operating leases	11.7 years
Weighted-average remaining lease term - financing leases	2.4 years
Weighted-average discount rate - operating leases	5.3%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$18,452
2023	31,054
2024	27,018
2025	24,090
2026	20,125
Thereafter	160,580
Total future lease payments	$281,319
Less: imputed interest	(77,329)
Total lease liability	$203,990

Exited (Restructured) Facilities

As of March 31, 2022, we had net liabilities of $1.7 million related to excess facilities (compared to $3.6 million at September 30, 2021), representing $0.3 million of right-of-use assets and $2.0 million of lease obligations, all of which is classified as short term. Variable costs related to these exited facilities are included in our restructuring accrual. All expenses and income associated with exited facilities are included in restructuring and other charges, net (refer to Note 3. Restructuring and Other Charges).

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of March 31, 2022, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $0.7 million.

In the three and six months ended March 31, 2022, we made payments of $0.6 million and $1.3 million, respectively, related to lease costs for exited facilities. In the three and six months ended March 31, 2021, we made payments of $2.5 million and $6.3 million, respectively.

15. Commitments and Contingencies

As March 31, 2022 and March 31, 2021, we had letters of credit and bank guarantees outstanding of $15.2 million (of which $0.5 million was collateralized) and $16.3 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors (collectively, the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by allegedly selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by allegedly failing to monitor other fiduciaries. The plaintiffs sought unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. The plaintiffs and the PTC Defendants reached an agreement in principle to settle the lawsuit on September 22, 2021 and filed a motion for preliminary approval on December 17, 2021. The ultimate outcome by judgment or settlement is not expected to be material to our financial position, results of operations or cash flows.

Other Legal Proceedings

In addition to the matters listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of March 31, 2022, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

16. Subsequent Events

Acquisition of Intland Software

On April 29, 2022, we acquired Intland Software, GmbH, and Eger Invest GmbH (together, “Intland Software”) pursuant to a Share Sale and Purchase Agreement. Intland Software develops and markets the Codebeamer® Application Lifecycle Management (ALM) family of software products. We paid approximately $280 million for Intland Software, net of cash acquired.

Borrowings under Credit Facility

In April 2022, we borrowed $264 million under our existing credit facility to acquire Intland Software, bringing our total outstanding indebtedness to approximately $1.5 billion.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect, or may deteriorate, due to, among other factors, the COVID-19 pandemic and the effects of the Russia/Ukraine conflict, which could cause customers to delay or reduce purchases of new software reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our SaaS businesses, may not expand and/or generate the revenue or ARR we expect if customers are slower to adopt our technologies than we expect or if they adopt competing technologies; the transaction with ITC Infotech may not close when or as we expect due to the failure to achieve the applicable closing conditions; the Intland Software and ITC Infotech transactions may not have expected effects on our business or results of operations; our strategic initiatives and investments, including our restructuring and our accelerated investments in our transition to SaaS, may not deliver the results when or as we expect; we may be unable to generate sufficient operating cash flow to repay amounts under our credit facility or to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits or other matters could preclude such repayment and/or repurchases; we may be unable to attract and retain employees in the current competitive hiring environment, which could adversely impact our operations and our financial results; and foreign exchange rates may differ materially from those we expect.  In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

We delivered another strong financial performance in Q2’22 despite macro and geopolitical concerns and currency headwinds, once again demonstrating the benefit of our recurring revenue model.  Q2’22 ARR increased to $1.53 billion, representing 11% growth (13% on a constant currency basis) compared to Q2’21, driven by strength in new bookings. ARR at the end of Q2’22 includes a $4 million reduction associated with discontinuing our business operations in Russia. Q2’22 revenue of $505 million was up 9% (13% constant currency) over Q2’21, driven by higher revenue from our recurring revenue business lines, particularly in Digital Thread where contract durations on on-premise subscriptions increased over Q2’21. Q2’22 operating margin was 32% compared to 22% in Q2’21, and Q2’22 non-GAAP operating margin was 42% compared to 37% in Q2’21.  Year-over-year operating margin improvements were primarily due to year-over-year revenue increases and expense reductions resulting from the restructuring we announced in Q1’22 in alignment with our SaaS-acceleration initiatives and operational discipline.  Q2’22 EPS decreased to $0.76 compared to $0.92 in Q2’21 primarily due to the effect of a non-cash reduction in value of a publicly-traded equity investment on non-operating expenses. Non-GAAP EPS in Q2’22 was $1.39 compared to $1.08 in Q2’21 and benefited from year-over-year revenue increases and expense reductions. Discontinuing our operations in Russia during Q2’22 had an immaterial effect on our on revenue, operating margins, EPS and cash flows.

We generated $142 million of cash from operations compared to $122 million in Q2’21, with the increase driven by strong operational execution.  Included in operating cash flow are payments related to restructuring, which were higher by $13 million year-over-year, and acquisition and transaction-related payments, which were $8 million lower.  In Q2’22, we had proceeds of $43 million from the sale of a publicly-traded equity investment and used those proceeds and cash from operations to repay $175 million of our revolving credit facility balance.  We completed stock repurchases of $5 million in Q2’22, reflecting the settlement of repurchases that were initiated in Q1’22, bringing year-to-date total share repurchases to $125 million.

Subsequent to the end of Q2’22, we entered into an agreement to acquire Intland Software, maker of the Codebeamer® suite of application lifecycle management solutions, and completed the acquisition on April 29, 2022.  We paid approximately $280 million for Intland, net of cash acquired, using $264 million borrowed under our revolving credit facility and cash on hand.  We also entered into an agreement with ITC Infotech to transition a portion of our PLM services business to them to accelerate our SaaS initiatives, which transaction is expected to close in Q3’22.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	March 31, 2022	March 31, 2021	Actual	Constant Currency(1)
ARR(1)	$1,532.5	$1,386.3	11%	13%

Total recurring revenue(2)	$452.7	$414.8	9%	13%
Perpetual license	9.5	6.9	38%	21%
Professional services	43.0	40.0	7%	12%
Total revenue	505.2	461.8	9%	13%
Total cost of revenue	93.3	89.4	4%	7%
Gross margin	411.9	372.3	11%	15%
Operating expenses	252.7	270.6	(7)%	(5)%
Total costs and expenses	346.0	360.1	(4)%	(2)%
Operating income	$159.2	$101.7	57%	73%
Non-GAAP operating income(3)	$213.8	$172.0	24%	32%
Operating margin	31.5%	22.0%
Non-GAAP operating margin(3)	42.3%	37.2%
Diluted earnings per share	$0.76	$0.92
Non-GAAP diluted earnings per share(3)(4)	$1.39	$1.08
Cash flow from operations(5)	$142.3	$121.7
Capital expenditures	$(2.1)	$(5.4)
Free cash flow	$140.2	$116.3

(Dollar amounts in millions, except per share data)	Six months ended		Percent Change
	March 31, 2022	March 31, 2021	Actual	Constant Currency(1)
ARR(1)	$1,532.5	$1,386.3	11%	13%

Total recurring revenue(2)	$857.8	$799.8	7%	10%
Perpetual license	18.0	15.4	17%	17%
Professional services	87.1	75.6	15%	19%
Total revenue	962.9	890.8	8%	11%
Total cost of revenue	188.5	176.3	7%	8%
Gross margin	774.5	714.6	8%	11%
Operating expenses	553.1	522.5	6%	7%
Total costs and expenses	741.6	698.8	6%	7%
Operating income	$221.4	$192.0	15%	23%
Non-GAAP operating income(3)	$372.0	$325.4	14%	19%
Operating margin	23.0%	21.6%
Non-GAAP operating margin(3)	38.6%	36.5%
Diluted earnings per share	$1.15	$1.13
Non-GAAP diluted earnings per share(3)(4)	$2.34	$2.05
Cash flow from operations(5)	$280.1	$235.5
Capital expenditures	$(5.5)	$(8.2)
Free cash flow	$274.6	$227.2

(1)	For the March 31, 2021 period, to facilitate comparability, we removed $7 million of ARR associated with a Vuforia AR product that we ceased selling as of September 30, 2021.
(2)	Recurring revenue is comprised of subscription, perpetual support, and SaaS, and cloud revenue.
(3)

See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.

(4)

Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. In 2021 we had recorded a full valuation allowance against our U.S. net deferred tax assets. As we were profitable on a non-GAAP basis, the 2021 tax provision was calculated assuming there was no valuation allowance.  Additionally, our non-GAAP results for the six months ended March 31, 2021 excluded tax expenses of $34.6 million related to a South Korean tax exposure, primarily related to prior period foreign withholding taxes.

(5)

Cash flow from operations for the second quarter and first six months of FY’22 includes $17.8 million and $28.4 million of restructuring payments, respectively, and $0.4 million of acquisition and transaction-related payments. Cash flow from operations for the second quarter and first six months of FY’21 includes $4.5 million and $11.7 million of restructuring payments, respectively, $8.2 million and $11.1 million of transaction and acquisition-related payments, respectively, and $1.0 million of non-ordinary course tax payments related to a prior period tax exposure from a non-U.S. tax dispute.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 60% of our revenue and 40% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly and year-to-date periods for FY’22 and FY’21 by the exchange rates in effect on September 30, 2021. Changes in foreign currency exchange rates have been a headwind to results in the first half of FY’22, with reported revenue, total costs and expenses and operating margin lower than at constant currency based on plan rates.  We anticipate foreign currency exchange rates will continue to be a headwind for the remainder of FY’22.

The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, subscription) starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period-over-period. We recognize revenue for the license portion of subscription contracts up front when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support element of subscription contracts and stand-alone support contracts ratably over the term. We continue to convert existing support contracts to subscriptions resulting in a shift to up-front recognition of subscription license revenue in the period converted compared to ratable recognition for a perpetual support contract.  Revenue from our SaaS contracts is recognized ratably. We are expanding our SaaS offerings and are releasing additional cloud functionality into our products and customers are migrating from subscription to SaaS products.  As a result, over time a higher portion of our revenue will be recognized ratably. Given the different mix, duration and volume of new and renewing contracts in any period, year-over-year or sequential revenue comparisons can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2022	March 31, 2021	Actual	Constant Currency	March 31, 2022	March 31, 2021	Actual	Constant Currency
License	$218.4	$198.0	10%	15%	$387.5	$375.2	3%	6%
Support and cloud services	243.9	223.8	9%	12%	488.4	440.0	11%	13%
Software revenue	462.3	421.8	10%	13%	875.8	815.2	7%	16%
Professional services	43.0	40.0	7%	12%	87.1	75.6	15%	19%
Total revenue	$505.2	$461.8	9%	13%	$962.9	$890.8	8%	11%

Software revenue in the second quarter and first six months of FY’22 increased compared to the year-ago periods primarily due to contribution from Arena, as well as subscription support growth in Digital Thread – Core, offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions. On-premise subscription contract durations for Digital Thread – Core year over year were shorter in Q1’22, but higher in Q2’22, driving variability in the amount of up-front license revenue recognized. Under ASC 606, shorter duration contracts result in less up-front license revenue, even if the annual values are the same.

Professional services in the second quarter and first six months of FY’22 increased compared to the year-ago periods by 7% (12% constant currency) and 15% (19% constant currency), respectively, as revenue in the first half of 2021 was negatively impacted by services delivery challenges associated with the COVID-19 pandemic. In addition, in the three and six months ended Q2’22 there was an increase in revenue associated with large PLM consulting engagements, particularly with automotive, aerospace and defense customers.

We expect that professional services revenue will be higher in FY'22 than FY’21 or FY’20 as we expect demand for services will increase to a level that is more consistent with pre-pandemic levels.  Our longer-term expectation is that professional services revenue will trend down over time as we migrate more services engagements to our partners, including through our pending transaction with ITC Infotech, and as we deliver products that require less consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2022	March 31, 2021	Actual	Constant Currency	March 31, 2022	March 31, 2021	Actual	Constant Currency
Digital Thread - Core	$327.5	$298.8	10%	14%	$609.6	$588.3	4%	12%
Digital Thread - Growth	62.5	60.7	3%	6%	124.5	116.0	7%	10%
Digital Thread - FSG	52.4	52.5	—	2%	103.9	98.7	5%	16%
Digital Thread (Total)	442.4	412.0	7%	11%	838.0	803.0	4%	12%
Velocity	19.9	9.8	103%	104%	37.8	12.2	210%	214%
Software revenue	$462.3	$421.8	10%	13%	$875.8	$815.2	7%	16%

Digital Thread

Core Product software revenue growth in the second quarter and first six months of FY’22 compared to the year-ago periods was driven by subscription license revenue growth of 15% (20% constant currency) and 3% (5% constant currency), respectively, which is impacted by the duration and mix of contract types for new and renewal contracts started in the quarter.  On-premise subscription contract durations year over year were lower in Q1’22, but higher in Q2’22, driving variability in the amount of up-front revenue recognized.  For the second quarter and first six months of FY’22, subscription support revenues increased 17% (22% constant currency) and 18% (21% constant currency), respectively, and cloud revenues grew by 23% (25% constant currency) and 34% (35% constant currency, respectively.  Growth in subscription and cloud services revenues were offset by a decrease in perpetual support revenue as customers continue to convert from perpetual support to subscriptions.

ARR increased 10% (13% constant currency) for Q2’22 compared to Q2’21, reflecting growth in both CAD and PLM.

Growth Product software revenue growth in the second quarter and first six months of FY’22 compared to the year-ago periods was driven by ratably recognized cloud revenue growth of 16% (18% constant currency) and 21% (23% constant currency), respectively.  This was offset by a year-over-year decrease in subscription license revenue of 16% (13% constant currency) and 6% (4% constant currency) for the three and six months ended Q2’22, respectively. The majority of the year-over-year decreases in Growth subscription license revenue was driven by the discontinuance at the beginning of FY’22 of certain AR products with up-front revenue recognition.

Growth Product ARR increased 13% (15% constant currency) for Q2’22 compared to Q2’21, driven primarily by growth in IoT.

FSG Product software revenue fluctuations in the second quarter and first six months of FY’22 were driven by ratably recognized cloud revenue growth of 27% (29% constant currency) and 24% (25% constant currency), respectively. Subscription license revenue decreased by 9% (5% constant currency) and increased 7% (10% constant currency), for the three and six months ended Q2’22 due to the duration and mix of contract types for new and renewal contracts started in the quarter. Under ASC 606, shorter duration contracts result in less up-front license revenue, even if the annual values are the same.

FSG product ARR increased by 6% (8% constant currency) for Q2’22 compared to Q2’21 driven primarily by strength in the Americas and Europe.

Velocity

Velocity Product software revenue growth in the second quarter and first six months of FY’22 compared to the year-ago periods was driven by the acquisition of the Arena business in January 2021. Additionally, Onshape revenue grew by 45% (actual and constant currency) and 48% (49% constant currency) during the three and six months ended Q2’22, respectively.

ARR grew in Q2’22 compared to Q2’21 by 27% (actual and constant currency) reflecting strong growth in both Arena and Onshape.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first six months of FY’22 and FY’21, approximately 45% of software revenue was generated in the Americas, 40% in Europe, and 15% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2022	March 31, 2021	Actual	Constant Currency	March 31, 2022	March 31, 2021	Actual	Constant Currency
Americas	$187.1	$166.3	13%	12%	$383.9	$357.3	7%	12%
Europe	201.6	182.7	10%	18%	342.4	327.5	5%	18%
Asia Pacific	73.6	72.8	1%	5%	149.5	130.4	15%	25%
Software revenue	$462.3	$421.8	10%	13%	$875.8	$815.2	7%	16%

Americas software revenue growth in the second quarter and first six months of FY’22 compared to the year-ago periods was driven by the acquisition of Arena business in January 2021.  Digital Thread revenue in the Americas increased 7% (actual and constant currency) and 1% (actual and constant currency) during the three and six months ended Q2’22, respectively.

Q2’22 Americas ARR was up 12% (actual and constant currency) over Q2’21, led by double digit percentage growth in Digital Thread – Core and mid-20s percentage growth in Velocity.

Europe software revenue growth in the second quarter and first six months of FY’22 compared to the year-ago periods was driven by growth in Digital Thread – Core of 13% (21% constant currency) and 4% (18% constant currency), respectively.

Q2’22 ARR in Europe was up 9% (15% constant currency) over Q2’21, led by approximately 30% growth in our Digital Thread – Growth products and strength in our Digital Thread – Core products.

Asia Pacific software revenue growth in the second quarter and first six months of FY’22 compared to the year-ago periods was primarily driven by growth in Digital Thread – Core by 4% (8% constant currency) and 17% (31% constant currency), respectively.

Q2’22 ARR in Asia Pacific was up 9% (14% constant currency) over Q2’21, led by double-digit growth in Digital Thread – Core.

Gross Margin

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2022	March 31, 2021	Percent Change	March 31, 2022	March 31, 2021	Percent Change
License gross margin	$206.4	$183.8	12%	$365.8	$347.8	5%
License gross margin percentage	95%	93%		94%	93%
Support and cloud services gross margin	$199.1	$183.8	8%	$397.7	$361.7	10%
Support and cloud services gross margin percentage	82%	82%		81%	82%
Professional services gross margin	$6.3	$4.7	35%	$11.0	$5.1	116%
Professional services gross margin percentage	15%	12%		13%	7%

Total gross margin	$411.9	$372.3	11%	$774.5	$714.6	8%
Total gross margin percentage	82%	81%		80%	80%

Non-GAAP gross margin(1)	$422.1	$384.0	10%	$797.1	$736.9	8%
Non-GAAP gross margin percentage(1)	84%	83%		83%	83%

(1)	Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in the second quarter and first six months of FY’22 compared to the year-ago periods due to increases in license revenue of $20.4 million and $12.3 million, respectively, along with decreases in cost of license revenue of $2.2 million and $5.7 million, respectively, which were driven by lower royalty and compensation costs.

Support and cloud services gross margin increased in the second quarter and first six months of FY’22 compared to the year-ago periods due to increases in subscription support and cloud revenue of $20.1 million and $48.4 million, respectively, partially offset by increases in cost of support and cloud services of $4.8 million and $12.3 million, respectively.

Professional services gross margin increased in the second quarter and first six months of FY’22 compared to the year-ago periods primarily due to the impact of the COVID-19 pandemic on Q1’21 revenue, as professional services revenue increased by $3.0 million and $11.5 million over the year-ago periods, respectively. This was partially offset by increases in professional services cost of $1.3 million and $5.5 million, respectively.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2022	March 31, 2021	Percent Change	March 31, 2022	March 31, 2021	Percent Change
Sales and marketing	$116.4	$129.2	(10)%	$241.9	$253.9	(5)%
% of total revenue	23%	28%		25%	29%
Research and development	$81.9	$72.5	13%	$162.5	$143.4	13%
% of total revenue	16%	16%		17%	16%
General and administrative	$47.5	$60.8	(22)%	$99.4	$110.3	(10)%
% of total revenue	9%	13%		10%	12%
Amortization of acquired intangible assets	$8.5	$7.6	10%	$16.9	$14.2	19%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges, net	$(1.6)	$0.5	(433)%	$32.4	$0.7	4429%
% of total revenue	(0)%	0%		3%	0%
Total operating expenses	$252.7	$270.6	(7)%	$553.1	$522.5	6%

Headcount decreased 4% between Q2’22 and Q2’21.

Operating expenses in Q2’22 compared to operating expenses in Q2’21 decreased primarily due to the following:

•	a $13 million (7%) decrease in compensation expense (including benefit costs) due to lower headcount caused by attrition and restructuring actions, including:
•	a $7 million (16%) decrease in stock-based compensation,
•	a $5 million (5%) decrease in salaries,
•	a $3 million (10%) decrease in benefits and pension expenses,
•	partially offset by a $1 million increase in travel expenses;

•	a $6 million decrease in transaction and acquisition-related costs included in general and administrative; and

•	a $2 million decrease in restructuring costs;

partially offset by:

•	a $1 million increase in software subscriptions; and

•	a $1 million increase in internal hosting costs;

Operating expenses in the first six months of FY’22 compared to operating expenses in the first six months of FY’21 increased primarily due to the following:

•	a $33 million increase in restructuring charges primarily due to the restructuring plan initiated in Q1’22;

•	a $3 million increase in internal hosting costs;

partially offset by:

•	a $3 million (1%) decrease in compensation expense (including benefit costs), primarily driven by:
•	an $8 million (10%) decrease in stock-based compensation,
•	partially offset by:
•	a $3 million increase in travel expenses,

•	a $2 million (14%) increase in bonus expense due to higher attainment,
•	a $1 million increase in benefits and pension expenses; and
•	a $1 million increase in salaries;

•	a $9 million decrease in transaction and acquisition-related costs, included in general and administrative expenses.

Interest Expense

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2022	March 31, 2021	Percent Change	March 31, 2022	March 31, 2021	Percent Change
Interest and debt premium expense	$(12.2)	$(12.9)	(5)%	$(25.2)	$(24.4)	3%

Interest expense includes interest on our credit facility and senior notes. We had $1.3 billion of total debt at March 31, 2022, compared to $1.5 billion at March 31, 2021. We repaid $175 million of our revolving credit facility in Q2’22. The average interest rate on borrowings outstanding was approximately 3.2% and 3.2% during the second quarter and first six months of FY’22, respectively, and 3.3% and 3.5% during the second quarter and first six months of FY’21, respectively. We expect the average interest rates will increase during the rest of the year, driven by our variable-rate revolving credit facility.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2022	March 31, 2021	Percent Change	March 31, 2022	March 31, 2021	Percent Change
Interest income	$0.5	$0.3	64%	$1.0	$0.9	13%
Other expense, net	(43.9)	(2.7)	1518%	(38.2)	(4.7)	712%
Other expense, net	$(43.4)	$(2.4)	1703%	$(37.2)	$(3.8)	874%

The increase in other expense, net, in FY’22 over the FY’21 periods is driven by a recognized loss on our equity investment in a publicly-traded company of $44.6 million and $34.8 million in the three and six months ended March 31, 2022, respectively.  We sold our investment for $42.7 million in Q2’22.

Income Taxes

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2022	March 31, 2021	Percent Change	March 31, 2022	March 31, 2021	Percent Change
Income before income taxes	$103.6	$86.4	20%	$158.9	$163.8	(3)%
Provision(benefit) for income taxes	$13.9	$(22.9)	(161)%	$23.2	$31.0	(25)%
Effective income tax rate	13%	(27)%		15%	19%

In the second quarter and first six months of FY’22 and FY’21, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate.  A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2022 and 2021, the foreign rate differential predominantly relates to these earnings.

In FY’22 and FY’21, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

Our results for the second quarter and six months ended March 31, 2021, include the effects of the full valuation allowance, which was maintained against our U.S. net deferred tax assets at that time.  In the second quarter of FY’21 we reduced our previously established U.S. valuation allowance by $42.3 million as a result of the Arena acquisition.  Additionally, in the first six months of FY’21, our results included a charge of $36.1 million related to the effects of an unrecognized tax benefit in the Republic of Korea (South Korea), primarily related to foreign withholding taxes.

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

Liquidity and Capital Resources

(in millions)	March 31, 2022	September 30, 2021
Cash and cash equivalents	$306.7	$326.5
Restricted cash	0.7	0.5
Total	$307.4	$327.0

(in millions)	Six months ended
	March 31, 2022	March 31, 2021
Net cash provided by operating activities	$280.1	$235.5
Net cash provided by (used in) investing activities	$44.0	$(670.3)
Net cash (used in) provided by financing activities	$(340.0)	$485.0

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 31, 2022, cash and cash equivalents totaled $307 million, compared to $327 million at September 30, 2021.

A significant portion of our cash is generated and held outside the U.S. As of March 31, 2022, we had cash and cash equivalents of $34.2 million in the U.S., $103.2 million in Europe, $138.8 million in Asia Pacific (including India) and $30.8 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows, and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $280.1 million in the first six months of FY’22, compared to $235.5 million in the first six months of FY’21. Cash from operations for the first six months of FY’22 includes $28.4 million of restructuring payments and $0.4 million of acquisition-related payments compared to $11.7 million of restructuring payments and $11.1 million of acquisition and transaction-related payments in the prior-year period. The increase in cash from operations in the first six months of FY’22 compared to the same period in FY’21 was primarily driven by increased collections of $134 million in collections, offset by a $51 million increase in salaries, primarily severance related to restructuring, bonus payments in FY’22, a $23 million increase in disbursements largely related to timing of subscription payments, and a $9 million increase in tax-related payments.

Cash Provided by (Used In) Investing Activities

(in millions)	Six months ended
	March 31, 2022	March 31, 2021
Additions to property and equipment	$(5.5)	$(8.2)
Proceeds from (purchases of) short- and long-term marketable securities, net	—	58.5
Acquisitions of businesses, net of cash acquired	—	(717.2)
Proceeds from sale of investments	42.7	—
Other	6.8	(3.4)
Net cash provided by (used in) investing activities	$44.0	$(670.3)

Cash provided by investing activities in the first six months of FY’22 reflects proceeds from sale of investments of $42.7 million and proceeds from net investment hedges of $11.3 million, offset by fixed asset additions of $5.5 million and purchases of intangible assets of $4.5 million. Cash used in investing activities in the first six months of FY’21 reflects approximately $715 million used for the Arena acquisition and $56 million in proceeds from the sale of marketable securities.

Cash (Used In) Provided by Financing Activities

(in millions)	Six months ended
	March 31, 2022	March 31, 2021
Borrowings on debt, net	$(175.0)	$502.0
Repurchases of common stock	(125.0)	—
Proceeds from issuance of common stock	10.9	10.5
Payments of withholding taxes in connection with stock-based awards	(50.6)	(27.2)
Other	(0.3)	(0.3)
Net cash (used in) provided by financing activities	$(340.0)	$485.0

Cash used in financing activities in the first six months of FY’22 reflects a $175 million repayment of the amounts outstanding under our revolving credit facility, repurchase of common stock of $125 million and payment of withholding taxes related to stock-based awards of $50 million. Cash provided by financing activities in the first six months of FY’21 reflects net borrowings of $502 million under our credit facility.

Outstanding Debt

(in millions)	March 31, 2022
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	275.0
Total debt	$1,275.0
Unamortized debt issuance costs for the senior notes	(9.5)
Total debt, net of issuance costs	$1,265.5

Undrawn under credit facility revolver	$725.0
Undrawn under credit facility revolver available to borrow	$709.8

As of March 31, 2022, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our senior notes described in Note 13. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We borrowed $264 million under the credit facility in April 2022 to complete the acquisition of Intland Software, leaving $461 million undrawn and $446 million available to borrow under the credit facility.

Future Expectations

We believe that existing cash and cash equivalents as of March 31, 2022, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our payment obligations associated with the acquisition of Intland Software, working capital and capital expenditure requirements (which we expect to be approximately $25 million in FY’22) through at least the next twelve months and to meet our known long-term capital requirements.

Related to restructuring, we expect to incur an additional approximately $5 million of charges and make approximately $15 million in payments for the remainder of fiscal 2022. Cost savings resulting from the 2022 restructuring action are expected to help align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud.

Our expected uses and sources of cash could change, our cash position could be reduced, and we could incur additional debt obligations if we decide to retire debt, engage in additional strategic transactions, or repurchase shares, any of which could be commenced, suspended or completed at any time. Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any debt retirement or issuance, share repurchases, or strategic transactions may be material.

Operating Measure

ARR

ARR (Annual Run Rate) represents the annualized value of our portfolio of active subscription software, cloud, SaaS, and support contracts as of the end of the reporting period. ARR in FY21 includes orders placed under our Strategic Alliance Agreement with Rockwell Automation, including orders placed to satisfy contractual minimum commitments.

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

(in millions, except per share amounts)	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
GAAP gross margin	$411.9	$372.3	$774.5	$714.6
Stock-based compensation	4.3	4.5	10.2	8.9
Amortization of acquired intangible assets included in cost of revenue	5.9	7.1	12.4	13.4
Non-GAAP gross margin	$422.1	$384.0	$797.1	$736.9
GAAP operating income	$159.2	$101.7	$221.4	$192.0
Stock-based compensation	37.9	44.7	83.9	90.8
Amortization of acquired intangible assets	14.4	14.8	29.3	27.5
Acquisition-related and other transactional charges included in general and administrative expenses	3.9	10.3	5.0	14.2
Restructuring and other charges, net	(1.6)	0.5	32.4	0.7
Non-GAAP operating income	$213.8	$172.0	$372.0	$325.4
GAAP net income	$89.7	$109.3	$135.8	$132.8
Stock-based compensation	37.9	44.7	83.9	90.8
Amortization of acquired intangible assets	14.4	14.8	29.3	27.5
Acquisition-related and other transactional charges included in general and administrative expenses	3.9	10.3	5.0	14.2
Restructuring and other charges, net	(1.6)	0.5	32.4	0.7
Non-operating charges(1)	44.6	0.0	34.8	0.0
Income tax adjustments(2)	(25.4)	(51.7)	(44.7)	(24.6)
Non-GAAP net income	$163.5	$127.8	$276.5	$241.6
GAAP diluted earnings per share	$0.76	$0.92	$1.15	$1.13
Stock-based compensation	0.32	0.38	0.71	0.77
Amortization of acquired intangible assets	0.12	0.12	0.25	0.23
Acquisition-related and other transactional charges included in general and administrative expenses	0.03	0.09	0.04	0.12
Restructuring and other charges, net	(0.01)	0.00	0.27	0.01
Non-operating charges(1)	0.38	0.00	0.29	0.00
Income tax adjustments(2)	(0.22)	(0.44)	(0.38)	(0.21)
Non-GAAP diluted earnings per share	$1.39	$1.08	$2.34	$2.05
(1)	We recorded charges related to losses on our equity investment in a publicly-traded company of $44.6 million and $34.8 million in the three and six months ended Q2’22.
(2)

Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.  In 2021 we had recorded a full valuation allowance against our U.S. net deferred tax assets. As we were profitable on a non-GAAP basis, the 2021 tax provision was calculated assuming there was no valuation allowance.  Additionally, our non-GAAP results for the six months ended March 31, 2021 excluded tax expenses of $34.6 million related to a South Korean tax exposure, primarily related to foreign withholding taxes.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
GAAP operating margin	31.5%	22.0%	23.0%	21.6%
Stock-based compensation	7.5%	9.7%	8.7%	10.2%
Amortization of acquired intangible assets	2.8%	3.2%	3.0%	3.1%
Acquisition-related and other transactional charges included in general and administrative expenses	0.8%	2.2%	0.5%	1.6%
Restructuring and other charges, net	(0.3)%	0.1%	3.4%	0.1%
Non-GAAP operating margin	42.3%	37.2%	38.6%	36.5%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the second quarter of 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	42,948	$122.49	42,948	$845,000,066
February 1, 2022 - February 28, 2022	—	—	—	$845,000,066
March 1, 2022- March 31, 2022	—	—	—	$845,000,066
Total	42,948	$122.49	42,948	$845,000,066
(1)	Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period November 13, 2020 through September 30, 2023, which program we announced on December 15, 2020.

ITEM 6.	EXHIBITS

2

Share Sale and Purchase Agreement dated as of April 19, 2022, by and among PTC (SSI), Intland Software GmbH, Eger Invest GmbH, Janos Rezso Koppány, Zsolt Koppány, Szabolcs Koppány and Eger Software Holding UG (haftungsbeschränkt) & Co. KG. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on April 20, 2022 (File No. 0-18059) and incorporated herein by reference).

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

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 ("Q2 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022 and March 31, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022 and March 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and March 31, 2021; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2022 and March 31, 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: May 5, 2022