Form 10-Q
period 2022-06-30
PTC INC.
filed 2022-08-05
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 117,466,379 shares of our common stock outstanding on August 4, 2022.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$322,326	$326,532
Accounts receivable, net of allowance for doubtful accounts of $715 and $304 at June 30, 2022 and September 30, 2021, respectively	473,298	541,072
Prepaid expenses	91,734	69,991
Other current assets	61,074	135,415
Total current assets	948,432	1,073,010
Property and equipment, net	90,815	100,237
Goodwill	2,382,680	2,191,887
Acquired intangible assets, net	398,634	378,967
Deferred tax assets	282,556	297,789
Operating right-of-use lease assets	143,388	152,337
Other assets	359,033	313,333
Total assets	$4,605,538	$4,507,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,462	$33,381
Accrued expenses and other current liabilities	124,342	113,067
Accrued compensation and benefits	109,732	117,784
Accrued income taxes	15,703	5,055
Deferred revenue	481,360	482,131
Short-term lease obligations	22,072	27,864
Total current liabilities	769,671	779,282
Long-term debt	1,425,084	1,439,471
Deferred tax liabilities	24,362	4,165
Deferred revenue	14,113	15,546
Long-term lease obligations	172,764	180,935
Other liabilities	42,374	49,693
Total liabilities	2,448,368	2,469,092
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,362 and 117,163 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	1,174	1,172
Additional paid-in capital	1,668,983	1,718,504
Retained earnings	620,900	414,656
Accumulated other comprehensive loss	(133,887)	(95,864)
Total stockholders’ equity	2,157,170	2,038,468
Total liabilities and stockholders’ equity	$4,605,538	$4,507,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
License	$175,163	$163,583	$562,646	$538,769
Support and cloud services	248,237	230,851	736,597	670,853
Total software revenue	423,400	394,434	1,299,243	1,209,622
Professional services	39,074	41,234	126,179	116,882
Total revenue	462,474	435,668	1,425,422	1,326,504
Cost of revenue:
Cost of license revenue	13,676	15,502	35,406	42,918
Cost of support and cloud services revenue	46,598	42,392	137,251	120,706
Total cost of software revenue	60,274	57,894	172,657	163,624
Cost of professional services revenue	41,721	37,183	117,793	107,731
Total cost of revenue	101,995	95,077	290,450	271,355
Gross margin	360,479	340,591	1,134,972	1,055,149
Operating expenses:
Sales and marketing	124,325	134,412	366,209	388,315
Research and development	88,170	78,134	250,639	221,514
General and administrative	54,618	47,084	154,027	157,417
Amortization of acquired intangible assets	8,931	7,511	25,865	21,708
Restructuring and other charges (credits), net	4,458	(132)	36,887	584
Total operating expenses	280,502	267,009	833,627	789,538
Operating income	79,977	73,582	301,345	265,611
Interest and debt premium expense	(13,758)	(13,178)	(38,983)	(37,622)
Other income (expense), net	34,559	(1,935)	(2,642)	(5,756)
Income before income taxes	100,778	58,469	259,720	222,233
Provision for income taxes	30,302	7,266	53,476	38,253
Net income	$70,476	$51,203	$206,244	$183,980
Earnings per share—Basic	$0.60	$0.44	$1.76	$1.58
Earnings per share—Diluted	$0.60	$0.43	$1.75	$1.56
Weighted-average shares outstanding—Basic	117,073	116,934	117,114	116,702
Weighted-average shares outstanding—Diluted	117,968	118,611	118,097	118,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$70,476	$51,203	$206,244	$183,980
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $1.9 million and $0 million in the third quarter of 2022 and 2021, respectively, and $4.0 million and $0 million in the first nine months of 2022 and 2021, respectively	5,880	(1,797)	12,072	(1,559)
Foreign currency translation adjustment, net of tax of $0 for each period	(35,795)	6,457	(52,819)	10,581
Unrealized loss on marketable securities, net of tax of $0 for each period	—	—	—	(307)
Amortization of net actuarial pension loss included in net income, net of tax of $0 million and $0.3 million in the third quarter of 2022 and 2021, respectively, and $0.2 million and $0.9 million in the first nine months of 2022 and 2021, respectively	(78)	738	447	2,214
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	1,354	(291)	2,277	(385)
Other comprehensive income (loss)	(28,639)	5,107	(38,023)	10,544
Comprehensive income	$41,837	$56,310	$168,221	$194,524

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$206,244	$183,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,456	62,670
Amortization of right-of-use lease assets	26,149	28,031
Stock-based compensation	133,283	133,896
Loss on investment	31,854	—
Gain on divestiture of business	(29,808)	—
Other non-cash items, net	(645)	(1,108)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	25,228	(4,110)
Accounts payable and accrued expenses	(7,434)	15,834
Accrued compensation and benefits	(9,334)	121
Deferred revenue	18,038	30,733
Accrued income taxes	6,124	(13,524)
Other current assets and prepaid expenses	(26,933)	426
Operating lease liabilities	(10,544)	(13,106)
Other noncurrent assets and liabilities	(30,851)	(100,355)
Net cash provided by operating activities	396,827	323,488
Cash flows from investing activities:
Additions to property and equipment	(9,979)	(11,662)
Purchases of short- and long-term marketable securities	—	(7,562)
Proceeds from sales of short- and long-term marketable securities	—	56,170
Proceeds from maturities of short- and long-term marketable securities	—	9,861
Acquisitions of businesses, net of cash acquired	(274,974)	(717,779)
Proceeds from sale of investments	46,906	—
Purchases of investments	—	(2,000)
Purchase of intangible assets	(5,453)	(550)
Settlement of net investment hedges	18,043	(1,291)
Divestiture of business, net	32,518	—
Net cash used in investing activities	(192,939)	(674,813)
Cash flows from financing activities:
Borrowings under credit facility	264,000	600,000
Repayments of borrowings under credit facility	(280,000)	(128,000)
Repurchases of common stock	(125,000)	—
Proceeds from issuance of common stock	10,857	10,484
Payments of withholding taxes in connection with stock-based awards	(62,856)	(42,215)
Payments of principal for financing leases	(239)	(279)
Net cash (used in) provided by financing activities	(193,238)	439,990
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,654)	1,646
Net change in cash, cash equivalents, and restricted cash	(4,004)	90,311
Cash, cash equivalents, and restricted cash, beginning of period	327,046	275,960
Cash, cash equivalents, and restricted cash, end of period	$323,042	$366,271
Supplemental disclosure of non-cash financing activities:
Withholding taxes in connection with stock-based awards, accrued	5,803	9,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2022	116,976	$1,170	$1,637,631	$550,424	$(105,248)	$2,083,977
Common stock issued for employee stock-based awards	558	6	(6)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(172)	(2)	(18,062)	—	—	(18,064)
Compensation expense from stock-based awards	—	—	49,420	—		49,420
Net income	—	—	—	70,476	—	70,476
Unrealized gain on net investment hedges, net of tax	—	—	—	—	5,880	5,880
Foreign currency translation adjustment	—	—	—	—	(35,795)	(35,795)
Change in pension benefits, net of tax	—	—	—	—	1,276	1,276
Balance as of June 30, 2022	117,362	$1,174	$1,668,983	$620,900	$(133,887)	$2,157,170

	Nine months ended June 30, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,729	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(594)	(6)	(68,653)	—	—	(68,659)
Common stock issued for employee stock purchase plan	110	1	10,856	—	—	10,857
Compensation expense from stock-based awards	—	—	133,283	—	—	133,283
Repurchases of common stock	(1,046)	(11)	(124,989)	—	—	(125,000)
Net income	—	—	—	206,244	—	206,244
Unrealized gain on net investment hedges, net of tax	—	—	—	—	12,072	12,072
Foreign currency translation adjustment	—	—	—	—	(52,819)	(52,819)
Change in pension benefits, net of tax	—	—	—	—	2,724	2,724
Balance as of June 30, 2022	117,362	$1,174	$1,668,983	$620,900	$(133,887)	$2,157,170

	Three months ended June 30, 2021
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2021	116,855	$1,169	$1,676,791	$70,510	$(97,937)	$1,650,533
Common stock issued for employee stock-based awards	608	6	(6)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(183)	(2)	(24,951)	—	—	(24,953)
Compensation expense from stock-based awards	—	—	43,068	—	—	43,068
Net income	—	—	—	51,203	—	51,203
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,797)	(1,797)
Foreign currency translation adjustment	—	—	—	—	6,457	6,457
Change in pension benefits, net of tax	—	—	—	—	447	447
Balance as of June 30, 2021	117,280	$1,173	$1,694,902	$121,713	$(92,830)	$1,724,958

	Nine months ended June 30, 2021
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2020	116,125	$1,161	$1,602,728	$(62,267)	$(103,374)	$1,438,248
Common stock issued for employee stock-based awards	1,470	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(459)	(4)	(52,190)	—	—	(52,194)
Common stock issued for employee stock purchase plan	144	1	10,483	—	—	10,484
Compensation expense from stock-based awards	—	—	133,896	—	—	133,896
Net income	—	—	—	183,980	—	183,980
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,559)	(1,559)
Foreign currency translation adjustment	—	—	—	—	10,581	10,581
Unrealized loss on marketable securities, net of tax	—	—	—	—	(307)	(307)
Change in pension benefits, net of tax	—	—	—	—	1,829	1,829
Balance as of June 30, 2021	117,280	$1,173	$1,694,902	$121,713	$(92,830)	$1,724,958

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic as of June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, stock-based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not result in a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2022, our future assessment could result in material impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued Accounting Standards Update ASU 2019-12, Income Taxes (Topic 740) on Simplifying the Accounting for Income Taxes. The decisions reflected in ASU 2019-12 update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The new standard became effective for us in the first quarter of 2022 ending December 31, 2021 and did not have a material impact on our consolidated financial statements.

Business Combinations

In October 2021, the FASB issued Accounting Standards Update ASU 2021-08, Business Combinations (Topic 805) on Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) recognition of an acquired contract asset and liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. We have adopted ASU 2021-08 early as of the third quarter of 2022 and applied it to our acquisition of Intland Software, which was completed in the quarter. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements. Refer to Note 6. Acquisitions and Disposition of Business for additional discussion regarding the accounting for the acquisition of Intland Software.

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

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	June 30, 2022	September 30, 2021
Contract asset	$17,869	$12,934
Deferred revenue	$495,473	$497,677

As of June 30, 2022, $13.4 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. The remainder is included in other long-term assets and expected to be transferred within the next 24 months. Approximately $6.9 million of the September 30, 2021 contract asset balance was transferred to receivables during the nine months ended June 30, 2022 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $11.9 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the nine months ended June 30, 2022.

During the nine months ended June 30, 2022, we recognized $443.5 million of revenue that was included in deferred revenue as of September 30, 2021 and there were additional deferrals of $434.4 million, primarily related to new billings. In addition, deferred revenue increased by $6.9 million as a result of the acquisition of Intland. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of June 30, 2022 was $696.9 million, compared to total short- and long-term receivables as of September 30, 2021 of $744.6 million.

Our multi-year, non-cancellable on-premise subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of June 30, 2022 and September 30, 2021, the total refund liability was $36.4 million and $40.3 million, respectively, primarily associated with the annual right to exchange on-premise subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debt, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.7 million as of June 30, 2022 and $0.3 million as of September 30, 2021. Uncollectible trade accounts receivable written-off and bad debt expense were immaterial in the three and nine months ended June 30, 2022.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs are primarily related to commissions. As of June 30, 2022 and September 30, 2021, deferred costs of $39.7 million and $40.2 million, respectively, are included in other current assets and $75.9 million and $81.1 million, respectively, are included in other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $11.9 million and $36.2 million in the three and nine months ended June 30, 2022, respectively, and $11.7 million and $33.1 million in the three and nine months ended June 30, 2021, respectively. There were no impairments of the contract cost asset in the three and nine months ended June 30, 2022 and June 30, 2021.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of June 30, 2022, the transaction price amounts include performance obligations of $495.5 million recorded in deferred revenue and $916.9 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 83% of the total $1,412.4 million over the next 24 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring revenue(1)	$415,197	$387,175	$1,273,032	$1,186,978
Perpetual license	8,203	7,259	26,211	22,644
Professional services	39,074	41,234	126,179	116,882
Total revenue	$462,474	$435,668	$1,425,422	$1,326,504
(1)
Recurring revenue is comprised of on-premise subscription, perpetual support, SaaS, and cloud services revenue.

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

In the three months ended June 30, 2022, restructuring and other charges, net totaled $4.5 million, of which $5.1 million is attributable to other charges for professional fees included in restructuring related to our SaaS transformation, offset by a $0.6 million credit, primarily attributable to sublease income and the reversal of lease liabilities related to exited lease facilities. We made cash payments related to restructuring and other charges of $9.5 million ($6.2 million related to employee charges, $2.5 million in payments for other professional fees included in restructuring related to our SaaS transformation, and $0.8 million in net payments for variable costs related to restructured facilities).

In the nine months ended June 30, 2022, restructuring and other charges, net totaled $36.9 million of which $32.8 million is attributable to restructuring charges, $5.1 million is attributable to other charges for professional fees included in restructuring related to our SaaS transformation, offset by a $1.0 million credit attributable to sublease income and the reversal of lease liabilities related to exited lease facilities. We made cash payments related to restructuring charges of $36.6 million ($32.0 million related to employee charges, $2.5 million in payments for other professional fees included in restructuring related to our SaaS transformation, and $2.1 million in net payments for variable costs related to restructured facilities).

In the three and nine months ended June 30, 2021, restructuring and other charges, net totaled $(0.1) million and $0.6 million, respectively, which is attributable to restructuring charges and impairment and accretion expense related to exited facilities.

Restructuring Charges

In the first quarter of 2022, we committed to a plan to restructure our workforce and consolidate select facilities to align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud. The restructuring plan resulted in charges of $0.1 million and $33.6 million in the third quarter and first nine months of 2022, primarily associated with the termination benefits of approximately 330 employees. We are anticipating total restructuring charges for this plan to be approximately $37 million.

In the first quarter of 2020, we initiated a restructuring program as part of a realignment associated with expected synergies and operational efficiencies related to the Onshape acquisition. The restructuring plan resulted in charges of $30.8 million through fiscal year 2020 for termination benefits associated with approximately 250 employees. During the nine months ended June 30, 2022 and June 30, 2021, we incurred credits of $0.1 million and charges of $0.2 million, respectively, in connection with this restructuring plan.

The following table summarizes restructuring accrual activity for the nine months ended June 30, 2022:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2021	$1,981	$3,505	$5,486
Charges to operations, net	33,471	(721)	32,750
Cash disbursements	(31,965)	(2,159)	(34,124)
Foreign exchange impact	(550)	—	(550)
Accrual, June 30, 2022	$2,937	$625	$3,562

The following table summarizes restructuring accrual activity for the nine months ended June 30, 2021:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2020	$3,992	$5,995	$9,987
Charges to operations, net	162	183	345
Cash disbursements	(3,925)	(2,303)	(6,228)
Foreign exchange impact	33	17	50
Accrual, June 30, 2021	$262	$3,892	$4,154

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

The following table shows RSU activity for the nine months ended June 30, 2022:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2021	3,217	$92.46
Granted(1)	1,609	$114.18
Vested	(1,728)	$92.83
Forfeited or not earned	(318)	$98.55
Balance of outstanding restricted stock units, June 30, 2022	2,780	$104.93
(1)
Restricted stock units granted includes 37 shares from prior period rTSR awards that were earned upon achievement of the performance criteria and vested in November 2021, and 87 shares from prior period Performance-based awards that were earned upon achievement of the performance criteria and vested in November 2021.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Nine months ended June 30, 2022
Performance-based RSUs(1)	89
Service-based RSUs(2)	1,320
Relative Total Shareholder Return RSUs(3)	76
(1)
The performance-based RSUs were granted to our executives and are eligible to vest based upon annual increasing performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2022, November 15, 2023, and November 15, 2024, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (a maximum aggregate of 165 RSUs).
(2)
The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.
(3)
The relative Total Shareholder Return RSUs (rTSR RSUs) were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of the measurement period ending on September 30, 2024. The RSUs earned will vest on November 15, 2024. Up to a maximum of two times the number of rTSR RSUs eligible to be earned for the period (up to a maximum aggregate of 152 RSUs) may vest. If the return to PTC shareholders is negative for the period but still meets or exceeds the peer group indexed return, a maximum of 100% of the rTSR RSUs may vest.

The weighted-average fair value of the rTSR RSUs was 136.43 per target RSU on the grant date. The fair value of the rTSR RSUs was determined using a Monte Carlo simulation model.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	34.67%
Risk free interest rate	0.81%
Dividend yield	—%

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of license revenue	$338	$26	$413	$66
Cost of support and cloud services revenue	2,544	2,611	8,183	7,222
Cost of professional services revenue	5,547	2,457	10,069	6,746
Sales and marketing	14,029	14,229	38,556	42,533
Research and development	11,002	8,514	30,682	24,878
General and administrative	15,960	15,231	45,380	52,451
Total stock-based compensation expense	$49,420	$43,068	$133,283	$133,896

Stock-based compensation expense includes $1.6 million and $4.8 million in the third quarter and first nine months of 2022, respectively, and $1.8 million and $5.6 million in the third quarter and first nine months of 2021, respectively, related to our employee stock purchase plan.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$70,476	$51,203	$206,244	$183,980
Weighted-average shares outstanding—Basic	117,073	116,934	117,114	116,702
Dilutive effect of restricted stock units	895	1,677	983	1,479
Weighted-average shares outstanding—Diluted	117,968	118,611	118,097	118,181
Earnings per share—Basic	$0.60	$0.44	$1.76	$1.58
Earnings per share—Diluted	$0.60	$0.43	$1.75	$1.56

Anti-dilutive shares for the three and nine months ended June 30, 2022 and 2021 were immaterial.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. In the third quarter ended June 30, 2022, we did not repurchase any shares. In the nine months ended June 30, 2022, we repurchased 1,046 thousand shares for $125 million. We did not repurchase any shares in the third quarter and first nine months of 2021. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions and Disposition of Business

Acquisition and transaction-related costs in the third quarter and first nine months of 2022 totaled $6.4 million and $11.3 million, respectively, compared to $0.6 million and $14.8 million in the third quarter and first nine months of 2021, respectively. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Acquisition and transaction-related costs include direct costs of potential and completed acquisitions and dispositions (e.g., investment banker fees and professional fees, including diligence, legal and valuation services), expenses related to acquisition integration activities (e.g., professional fees and severance), and other transactional charges include third-party costs related to structuring unusual transactions. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges.

Our results of operations include the results of acquired or sold businesses beginning on their respective acquisition or sale date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

Intland Software

On April 29, 2022, we acquired Intland Software, GmbH, and Eger Invest GmbH (together, “Intland Software”) pursuant to a Share Sale and Purchase Agreement. Intland Software develops and markets the Codebeamer™ Application Lifecycle Management (ALM) family of software products. The preliminary purchase price of the acquisition is $277.2 million, of which approximately $274.8 million has been paid, net of cash acquired, which was financed with cash on hand and $264 million borrowed under our existing credit facility. Intland had approximately 150 employees on the close date.

The acquisition of Intland has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period as the company receives additional information relevant to the acquisition related to the finalization of working capital adjustments to the purchase price and deferred tax assets and liabilities.

The preliminary purchase price allocation resulted in $240.0 million of goodwill, $38.8 million of customer relationships, $19.1 million of purchased software, $1.3 million of trademarks, $20.8 million of deferred tax liabilities, $6.9 million of deferred revenue, $6.5 million of accounts receivable, and $0.8 million of other net liabilities. The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 11 years, 10 years, and 10 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects the expected value that will be created by expanding our ALM offerings, which are complementary to our PLM offerings.

Arena

On January 15, 2021, we acquired Arena Holdings, Inc. (“Arena”) pursuant to the Agreement and Plan of Merger dated as of December 12, 2020 by and among PTC, Arena, Astronauts Merger Sub, Inc., and the Representative named therein. We paid approximately $715 million, net of cash acquired of $11.1 million, for Arena, which amount was financed with cash on hand and $600 million borrowed under our existing credit facility. Arena had approximately 170 employees on the close date. The acquisition of Arena added revenue of approximately $29.8 million in FY'21, which is net of approximately $9.1 million in fair value adjustments related to purchase accounting for the acquisition.

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

PLM Services Business Disposition

On June 1, 2022, we sold a portion of our PLM services business to ITC Infotech India Limited ("ITC Infotech") pursuant to the Strategic Partner Agreement dated as of April 20, 2022 by and among PTC and ITC Infotech India Limited. Consideration received from ITC Infotech for the sale was approximately $60.4 million, consisting of $32.5 million cash paid on closing and $28.0 million of services to be provided by ITC Infotech to PTC for no additional charge.

We recognized a gain on the sale of $29.8 million, which is included within Other income (expense), net. The recognized gain consists of $60.4 million of consideration received, less net assets of the business of $30.6 million. Net assets include $33.0 million of goodwill allocated to the business, less $2.4 million of liabilities associated with approximately 160 employees who transferred to ITC Infotech. Goodwill was allocated to the sold business based on a relative fair value allocation of total goodwill of the Professional Services segment.

Additional future contingent consideration of up to $20 million may be received by PTC based on certain performance milestones. We have elected to defer the recognition of gains associated with contingent consideration until they become realizable.

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

As of June 30, 2022, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,769.8 million and attributable to our Professional Services segment was $11.5 million. As of September 30, 2021, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,525.7 million and attributable to our Professional Services segment was $45.2 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. If a reporting unit's carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its estimated fair value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We completed our annual goodwill impairment review as of June 30, 2022, which consisted of a qualitative assessment of our Software Products segment and a quantitative assessment of our Professional Services segment in conjunction with the sale of a portion of that business to ITC Infotech. Our qualitative assessment for Software Products included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date (June 27, 2020). Based on our qualitative assessment, we believe it is more likely than not that the fair value of our Software Products reporting unit exceeds its carrying value and no further impairment testing is required. Our quantitative assessment for the Professional Services segment compared the fair value of the reporting unit to its carrying value. We estimated the fair value of the reporting unit using a discounted cash flow valuation model. This model requires estimates of future revenues, profits, capital expenditures, working capital, and a terminal value based on a residual cash flow valuation model. We estimated this amount by evaluating historical trends, current budgets and operating plans, including consideration of the completed transaction with ITC Infotech. Based on a comparison of the estimated fair value to the carrying value of the Professional Services reporting unit as of June 30, 2022, no impairment was required.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	June 30, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,382,680			$2,191,887
Intangible assets with finite lives (amortized):
Purchased software	503,579	352,587	150,992	$483,771	$338,542	$145,229
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	604,261	367,082	237,179	574,516	350,648	223,868
Trademarks and trade names	27,865	17,402	10,463	26,906	17,036	9,870
Other	3,856	3,856	—	4,000	4,000	—
Total intangible assets with finite lives	$1,162,438	$763,804	$398,634	$1,112,070	$733,103	$378,967
Total goodwill and acquired intangible assets			$2,781,314			$2,570,854

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2021	$2,148,968	$42,919	$2,191,887
Acquisition	240,709	—	240,709
Divestiture of business	—	(32,992)	(32,992)
Foreign currency translation adjustment	(16,755)	(169)	(16,924)
Balance, June 30, 2022	$2,372,922	$9,758	$2,382,680

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization of acquired intangible assets	$8,931	$7,511	$25,865	$21,708
Cost of license revenue	6,596	8,260	19,010	21,644
Total amortization expense	$15,527	$15,771	$44,875	$43,352

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021 were as follows:

(in thousands)	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$124,879	$—	$—	$124,879
Convertible note	—	—	2,000	2,000
Forward contracts	—	2,392	—	2,392
	$124,879	$2,392	$2,000	$129,271
Financial liabilities:
Forward contracts	—	1,572	—	1,572
	$—	$1,572	$—	$1,572

(in thousands)	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$114,375	$—	$—	$114,375
Convertible note	—	—	2,000	2,000
Equity securities	—	—	77,540	77,540
Forward contracts	—	5,363	—	5,363
	$114,375	$5,363	$79,540	$199,278
Financial liabilities:
Forward contracts	—	3,318	—	3,318
	$—	$3,318	$—	$3,318
(1)
Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million into a non-marketable convertible note. This debt security is classified as available-for-sale and is included in other assets on the Consolidated Balance Sheet. There were no changes in the fair value of this level 3 investment in the three and nine months ended June 30, 2022.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in other assets on the Consolidated Balance Sheets and totaled $1.0 million for the period ended June 30, 2022 and $2.2 million for the period ended September 30, 2021. During the three months ended June 30, 2022, PTC sold a non-marketable equity investment for $4.2 million, which had been held at a cost of $1.2 million. The $3.0 million gain recognized on the sale is included in Other income (expense), net for the three and nine months ended June 30, 2022.

Equity Securities

As of June 30, 2022, PTC held no remaining shares in Matterport, Inc., a publicly traded company, as we sold all previously held shares during the three months ended March 31, 2022. The shares sold included those held as of September 30, 2021, as well as additional shares which PTC earned during the second quarter of FY22 based on contingent earn-outs achieved in January. Shares related to the original investment were restricted from sale until January 2022 (six months after Matterport became a public company). At expiration of this lock-out, we sold all shares held from the original investment for $39.1 million at an average price of $9.1 per share. In February 2022, we sold an additional $3.6 million shares at an average share price of $7.6 per share. Due to the decline in the price per share during the first six months of fiscal 2022, we recognized a loss of $34.8 million in Other income (expense), net on the Consolidated Statements of Operations. No additional gains or losses have been recognized in the three months ended June 30, 2022 and the aggregate realized gain from the original investment of $8.7 million was $34.0 million.

The following table provides a summary of changes in the fair value of our Level 3 investment in the Matterport, Inc. shares from October 1, 2021 to June 30, 2022:

(in thousands)	June 30, 2022
Fair Values
Balance, October 1, 2021	$77,540
Realized loss	(38,468)
Sale of investment	(39,072)
Balance, June 30, 2022	$—

9. Marketable Securities

We did not hold any marketable securities as of September 30, 2021 or June 30, 2022. In December 2020, we sold our remaining marketable securities to partially fund the Arena acquisition, resulting in proceeds of $56.2 million. Neither gross realized gains nor gross realized losses related to the sale were material.

10. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2022	September 30, 2021	June 30, 2022	September 30, 2021
Derivative assets(1):
Forward Contracts	$771	$1,641	$1,621	$3,722
Derivative liabilities(2):
Forward Contracts	$—	$—	$1,572	$3,318
(1)
As of June 30, 2022 and September 30, 2021, current derivative assets of $2.4 million and $5.4 million, respectively, are recorded in other current assets in the Consolidated Balance Sheets.
(2)
As of June 30, 2022 and September 30, 2021, current derivative liabilities of $1.6 million and $3.3 million, respectively, are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of June 30, 2022 and September 30, 2021, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2022	September 30, 2021
Canadian / U.S. Dollar	$4,837	$4,894
Euro / U.S. Dollar	362,686	387,466
British Pound / U.S. Dollar	6,095	23,141
Israeli Shekel / U.S. Dollar	11,415	10,475
Japanese Yen / U.S. Dollar	—	46,450
Swiss Franc / U.S. Dollar	9,272	18,039
Swedish Krona / U.S. Dollar	13,182	34,196
Singapore Dollar / U.S. Dollar	3,397	3,498
Chinese Renminbi / U.S. Dollar	7,975	23,297
New Taiwan Dollar / U.S. Dollar	15,758	3,369
Danish krone/ U.S. Dollar	2,900	2,380
Australian Dollar/ U.S. Dollar	3,068	2,086
All other	3,524	4,630
Total	$444,109	$563,921

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and June 30, 2021:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized and unrealized (gain) loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$3,399	$(2,508)	$3,761	$(7,128)

In the three months ended June 30, 2022 and June 30, 2021, foreign currency gains, net were $0.9 million and foreign currency losses, net were $2.0 million, respectively. In the nine months ended June 30, 2022 and June 30, 2021 foreign currency losses, net were $3.1 million and $6.1 million, respectively.

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

As of June 30, 2022 and September 30, 2021, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2022	September 30, 2021
Euro / U.S. Dollar	$114,651	$128,103

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and June 30, 2021:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gain (loss) recognized in OCI	OCI	$1,082	$(2,309)	$(1,993)	$(268)
Gain (loss) reclassified from OCI	OCI	(4,281)	4,143	(11,431)	4,044
Gain recognized, excluded portion	Other income (expense), net	515	267	1,124	1,000

As of June 30, 2022, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of June 30, 2022:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2022	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$2,392	$—	$2,392	$(1,572)	$—	$820

The following table sets forth the offsetting of derivative liabilities as of June 30, 2022:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2022	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$1,572	$—	$1,572	$(1,572)	$—	$—

11. Segment and Geographic Information

We operate within a single industry segment – computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services. We do not allocate sales and marketing or general and administrative expense to our operating segments as these activities are managed on a consolidated basis. Additionally, segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.

The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Software Products
Revenue	$423,400	$394,434	$1,299,243	$1,209,622
Operating costs(1)	127,964	116,617	365,008	331,328
Profit	295,436	277,817	934,235	878,294

Professional Services
Revenue	39,074	41,234	126,179	116,882
Operating costs(2)	36,174	34,726	107,724	100,985
Profit	2,900	6,508	18,455	15,897

Total segment revenue	462,474	435,668	1,425,422	1,326,504
Total segment costs	164,138	151,343	472,732	432,313
Total segment profit	298,336	284,325	952,690	894,191

Unallocated operating expenses:
Sales and marketing expenses	110,296	120,183	327,653	345,782
General and administrative expenses	32,303	31,235	97,339	90,122
Restructuring and other charges, net	4,458	(132)	36,887	584
Intangibles amortization	15,527	15,771	44,875	43,352
Stock-based compensation	49,420	43,068	133,283	133,896
Other unallocated operating expenses(3)	6,355	618	11,308	14,844
Total operating income	79,977	73,582	301,345	265,611

Interest and debt premium expense	(13,758)	(13,178)	(38,983)	(37,622)
Other income (expense), net	34,559	(1,935)	(2,642)	(5,756)
Income before income taxes	$100,778	$58,469	$259,720	$222,233
(1)
Operating costs for the Software Products segment include all costs of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2)
Operating costs for the Professional Services segment include all costs of professional services revenue, excluding stock-based compensation.
(3)
Other unallocated operating expenses include acquisition and transaction-related costs.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022(1)	June 30, 2021
Americas	$193,043	$180,154	$608,924	$562,763
Europe	176,419	159,558	561,690	524,354
Asia Pacific	93,012	95,956	254,808	239,387
Total revenue	$462,474	$435,668	$1,425,422	$1,326,504

(1) Subsequent to filing our second quarter 2022 Form 10-Q, we identified an immaterial typographical error in the above disclosure. Revenue by region was transposed for Europe and Asia Pacific for the three and six-months ended March 31, 2022. Amounts presented above for the nine months ended June 30, 2022 reflect the corrected amounts.

12. Income Taxes

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income before income taxes	$100,778	$58,469	$259,720	$222,233
Provision for income taxes	$30,302	$7,266	$53,476	$38,253
Effective income tax rate	30%	12%	21%	17%

In the third quarter and first nine months of 2022 and 2021, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2022 and 2021, the foreign rate differential predominantly relates to these earnings.

In 2022 and 2021, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

Additionally, in the third quarter and first nine months of FY’22 our results include tax expense related to the sale of a portion of our PLM services business of $15.5 million, including $8.1 million of expense which relates to the basis difference on goodwill. In the third quarter and first nine months of 2021, our results also include the effects of the full valuation allowance, which was maintained against our U.S. net deferred tax assets at that time. Additionally, in the first nine months of 2021, our results include the reduction of our previously established U.S. valuation allowance by $42.3 million as a result of the Arena acquisition and a charge of $37.3 million related to the effects of an unrecognized tax benefit in the Republic of Korea (South Korea), primarily related to foreign withholding taxes.

We reassess our valuation allowance requirements each financial reporting period. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the period ended September 30, 2021, we concluded it was more likely than not that our deferred tax assets related to United States federal and state income would be realizable, and therefore, the United States federal and the majority of the state valuation allowances were released in the fourth quarter of 2021. In the third quarter of 2022, we continue to maintain this conclusion.

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

As of June 30, 2022 and September 30, 2021, we had unrecognized tax benefits of $24.1 million and $21.2 million, respectively. If all our unrecognized tax benefits as of June 30, 2022 were to become recognizable in the future, we would record a benefit to the income tax provision of $24.1 million, which would be partially offset by an increase in the U.S. valuation allowance of $4.9 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $3 million.

13. Debt

At June 30, 2022 and September 30, 2021, we had the following long-term debt obligations:

(in thousands)	June 30, 2022	September 30, 2021
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	434,000	450,000
Total debt	1,434,000	1,450,000
Unamortized debt issuance costs for the senior notes(2)	(8,916)	(10,529)
Total debt, net of issuance costs	$1,425,084	$1,439,471

(1) Unamortized debt issuance costs related to the credit facility were $3.0 million and $3.8 million as of June 30, 2022 and September 30, 2021, respectively, and are included in other assets on the Consolidated Balance Sheets.

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

As of June 30, 2022, the total estimated fair value of the 2028 and 2025 notes was approximately $462.4 million and $476.2 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for our senior notes as of June 30, 2022.

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

The credit facility consists of a $1 billion revolving credit facility, which may be increased by up to an additional $500 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. The maturity date of the credit facility is February 13, 2025, when all remaining amounts outstanding will be due and payable. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. As of June 30, 2022, the fair value of our credit facility approximates its book value.

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

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of June 30, 2022, the annual rate for borrowings outstanding was 2.67%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate (or an agreed successor rate) for Euro currency borrowings or range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the NYFRB rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.

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

As of June 30, 2022, our total leverage ratio was 1.97 to 1.00, our senior secured leverage ratio was 0.61 to 1.00 and our interest coverage ratio was 13.74 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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

In the third quarter and first nine months of 2022, we paid $2.1 million and $25.9 million of interest on our debt, respectively, and $3.2 million and $23.7 million in the third quarter and first nine months of 2021, respectively. The average interest rate on borrowings outstanding was approximately 3.4% and 3.3% during the third quarter and first nine months of 2022, respectively, and 3.1% and 3.4% during the third quarter and first nine months of 2021, respectively.

14. Leases

Our operating leases expire at various dates through 2037 and are primarily for office space, automobiles, servers, and office equipment.

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts. In February 2019, we subleased a portion of our headquarters through June 30, 2022, and received approximately $9.1 million in sublease income over the term of the sublease. In March 2022, we extended the sublease through June 30, 2023, and we will receive $2.9 million in sublease income over the term of the extension.

The components of lease cost reflected in the Consolidated Statement of Operations for the three and nine months ended June 30, 2022 and June 30, 2021 were as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$8,613	$9,075	$26,149	$28,031
Short-term lease cost	812	627	1,935	1,785
Variable lease cost	2,608	2,443	7,694	7,306
Sublease income	(1,176)	(1,114)	(3,406)	(3,329)
Total lease cost	$10,857	$11,031	$32,372	$33,793

Supplemental cash flow and right-of-use assets information for the three and nine months ended June 30, 2022 was as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,087	$12,319	$35,200	$40,396
Financing cash flows from financing leases	$—	$—	$239	$279
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$730	$126	$11,825	$773
Financing leases	$—	$—	$—	$—

Supplemental balance sheet information related to the leases as of June 30, 2022 was as follows:

Weighted-average remaining lease term - operating leases	11.9 years
Weighted-average remaining lease term - financing leases	2.1 years
Weighted-average discount rate - operating leases	5.4%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of June 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$9,139
2023	30,971
2024	26,710
2025	23,816
2026	19,853
Thereafter	160,184
Total future lease payments	$270,673
Less: imputed interest	(75,837)
Total lease liability	$194,836

As of June 30, 2022 we had an operating lease that had not yet commenced. The lease will commence in FY'23 with a lease term of 10 years and we will make future lease payments of approximately $11.6 million.

Exited (Restructured) Facilities

As of June 30, 2022, we had net liabilities of $0.7 million related to excess facilities (compared to $3.6 million at September 30, 2021), representing $0.2 million of right-of-use assets and $0.9 million of lease obligations, all of which is classified as short term. Variable costs related to these exited facilities are included in our restructuring accrual. All expenses and income associated with exited facilities are included in restructuring and other charges, net (refer to Note 3. Restructuring and Other Charges).

In determining the amount of right-of-use assets for restructured facilities, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. Updates to these estimates may result in revisions to the value of right-of-use assets recorded. The amounts recorded are based on the net present value of estimated sublease income. As of June 30, 2022, the right-of-use assets for exited facilities reflects discounted committed sublease income of approximately $0.2 million.

In the three and nine months ended June 30, 2022, we made payments of $0.7 million and $1.9 million, respectively, related to lease costs for exited facilities. In the three and nine months ended June 30, 2021, we made payments of $1.2 million and $7.5 million, respectively.

15. Commitments and Contingencies

As June 30, 2022 and June 30, 2021, we had letters of credit and bank guarantees outstanding of $15.2 million (of which $0.5 million was collateralized) and $16.3 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (“Plan”), and the Board of Directors (collectively, the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging claims regarding the Plan. Plaintiffs allege that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by allegedly selecting and retaining certain investment options despite fees and costs that were higher than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees and suffer lower returns on their investments, and by allegedly failing to monitor other fiduciaries. The plaintiffs sought unspecified damages on behalf of a class of Plan participants from September 17, 2014 through the date of any judgment. On September 22, 2021, the plaintiffs and the PTC Defendants reached an agreement in principle to settle the lawsuit for a gross settlement amount of $1.725 million. The settlement received preliminary approval from the Court on May 12, 2022, and a Fairness Hearing is scheduled for September 14, 2022. The ultimate outcome by judgment or settlement is not expected to be material to our financial position, results of operations or cash flows.

Other Legal Proceedings

In addition to the matter listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of June 30, 2022, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements with our customers and business partners in the ordinary course of our business. Under such agreements, we typically indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products. Indemnification may also cover other types of claims, including claims relating to certain data breaches. Except for intellectual property infringement indemnification, these agreements typically limit our liability with respect to other indemnification claims. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and, accordingly, we believe the estimated fair value of liabilities under these agreements is immaterial.

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

Our customer base includes some of the world’s most innovative manufacturers in the aerospace and defense, automotive, electronics and high tech, industrial machinery and equipment, life sciences, oil and gas, retail, and consumer products industries. Our solutions enable industrial companies to create a closed loop of information shared across their organization’s entire value chain. This “digital thread” can drive excellence in engineering, efficiency in manufacturing operations and service delivery, and innovation across product offerings and business models. With our solutions, digital transforms physical.

We generate revenue through the sale of on-premise software subscriptions, which include license access and support (technical support and software updates); support for existing perpetual licenses; professional services (consulting, implementation, and training); and cloud services (hosting for our software and Software as a Service (SaaS)).

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect, or may deteriorate, due to, among other factors, the COVID-19 pandemic, the effects of the Russia/Ukraine conflict, and inflation, which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our SaaS businesses, may not expand and/or generate the revenue or ARR we expect if customers are slower to adopt our technologies than we expect or if they adopt competing technologies; the Codebeamer™ and ITC Infotech transactions may not have expected effects on our business or results of operations; our strategic initiatives and investments, including our restructuring and our accelerated investments in our transition to SaaS, may not deliver the results when or as we expect; we may be unable to generate sufficient operating cash flow to repay amounts under our credit facility or to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits or other matters could preclude such repayment and/or repurchases; we may be unable to attract and retain employees in the current competitive hiring environment, which could adversely impact our operations and our financial results; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses, and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

Q3’22 ARR was $1.54 billion, $1.63 billion on a constant currency basis, representing growth of 9% and 16%, respectively, compared to Q3’21, driven by strength in new bookings across all segments and geographic regions. ARR at the end of Q3’22 includes a contribution of $15 million ($16 million constant currency) from the Codebeamer business acquired in the quarter and a $4 million reduction associated with discontinuing our business operations in Russia in Q2’22. Q3’22 revenue of $462 million was up 6% (12% constant currency) over Q3’21, driven by higher revenue from our recurring revenue business lines, particularly in Digital Thread. Q3’22 operating margin was 17% compared to 17% in Q3’21, and Q3’22 non-GAAP operating margin was 34% compared to 31% in Q3’21. Q3’22 EPS increased to $0.60 compared to $0.43 in Q3’21, and non-GAAP EPS increased to $0.97 compared to $0.83 in Q3’21. Both GAAP and non-GAAP EPS benefited from year-over-year revenue increases and expense discipline; GAAP EPS also benefited from a recognized gain on the sale of a portion of our PLM services business to ITC Infotech.

We generated $117 million of cash from operations compared to $88 million in Q3’21, with the increase driven by higher ARR and strong operational execution. Operating cash flow includes payments related to restructuring, which were $8.2 million higher year over year, and acquisition and transaction-related payments, which were $5.9 million higher year over year. These were offset by a decrease of $16.9 million in non-ordinary course tax payments. In Q3’22, we received $32.5 million related to the ITC Infotech divestiture transaction (included in cash from investing activities), and used $275 million ($264 million of which we borrowed under our credit facility) to purchase the Codebeamer business.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	June 30, 2022	June 30, 2021	Actual	Constant Currency(1)
ARR(1)	$1,544.4	$1,418.4	9%	16%

Total recurring revenue(2)	$415.2	$387.2	7%	13%
Perpetual license	8.2	7.3	13%	17%
Professional services	39.1	41.2	(5)%	2%
Total revenue	462.5	435.7	6%	12%
Total cost of revenue	102.0	95.1	7%	11%
Gross margin	360.5	340.6	6%	12%
Operating expenses	280.5	267.0	5%	7%
Total costs and expenses	382.5	362.1	6%	8%
Operating income	$80.0	$73.6	9%	29%
Non-GAAP operating income(3)	$155.7	$132.9	17%	28%
Operating margin	17.3%	16.9%
Non-GAAP operating margin(3)	33.7%	30.5%
Diluted earnings per share	$0.60	$0.43
Non-GAAP diluted earnings per share(3)	$0.97	$0.83
Cash flow from operations(4)	$116.8	$88.0
Capital expenditures	$(4.5)	$(3.4)
Free cash flow(3)	$112.3	$84.6

(Dollar amounts in millions, except per share data)	Nine months ended		Percent Change
	June 30, 2022	June 30, 2021	Actual	Constant Currency(1)
ARR(1)	$1,544.4	$1,418.4	9%	16%

Total recurring revenue(2)	1,273.0	1,187.0	7%	11%
Perpetual license	26.2	22.6	16%	17%
Professional services	126.2	116.9	8%	13%
Total revenue	1,425.4	1,326.5	7%	11%
Total cost of revenue	290.5	271.4	7%	9%
Gross margin	1,135.0	1,055.1	8%	11%
Operating expenses	833.6	789.5	6%	7%
Total costs and expenses	$1,124.1	$1,060.9	6%	7%
Operating income	$301.3	$265.6	13%	26%
Non-GAAP operating income(3)	$527.7	$458.3	15%	21%
Operating margin	21.1%	20.0%
Non-GAAP operating margin(3)	37.0%	34.5%
Diluted earnings per share	$1.75	$1.56
Non-GAAP diluted earnings per share(3)	$3.31	$2.87
Cash flow from operations(4)	$396.8	$323.5
Capital expenditures	$(10.0)	$(11.7)
Free cash flow(3)	$386.8	$311.8

(1)
For the June 30, 2021 period, to facilitate comparability, we removed $7 million of ARR associated with a Vuforia AR product that we ceased selling as of September 30, 2021.
(2)
Recurring revenue is comprised of on-premise subscription, perpetual support, and SaaS, and cloud revenue.
(3)
See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
(4)
Cash flow from operations for the third quarter and first nine months of FY’22 includes $10.2 million and $38.5 million of restructuring payments, respectively, and $9.7 million and $10.1 million of acquisition and transaction-related payments. Cash flow from operations for the third quarter and first nine months of FY’21 includes $2.0 million and $13.7 million of restructuring payments, respectively, and $3.8 million and $14.8 million of acquisition and transaction-related payments, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 60% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Changes in foreign currency exchange rates have been a headwind to reported results in the first nine months of FY’22. We anticipate foreign currency exchange rates will continue to be a headwind for the remainder of FY’22.

The results of operations in the table above and revenue by line of business, product group, and geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly and year-to-date periods for FY’22 and FY’21 by the exchange rates in effect on September 30, 2021. If reported results for the nine months ended June 30, 2022 were converted into U.S. dollars based on this methodology, ARR would have been higher by $81 million, year-to-date revenue would have been higher by $25 million and year-to-date expenses would have been higher by $9 million. If reported results for the nine months ended June 30, 2021 were converted into U.S. dollars based on this methodology, ARR would have been lower by $13 million, year-to-date revenue would have been lower by $20 million and year-to-date expenses would have been lower by $6 million.

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, on-premise subscription) starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period-over-period. We recognize revenue for the license portion of on-premise subscription contracts up front when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support element of on-premise subscription contracts and stand-alone support contracts ratably over the term. We continue to convert existing support contracts to on-premise subscriptions, resulting in a shift to up-front recognition of on-premise subscription license revenue in the period converted compared to ratable recognition for a perpetual support contract. Revenue from our cloud services (primarily SaaS) contracts is recognized ratably. We are expanding our SaaS offerings and are releasing additional cloud functionality into our products and customers are migrating from on-premise subscriptions to SaaS products. As a result, we expect that over time a higher portion of our revenue will be recognized ratably. Given the different mix, duration and volume of new and renewing contracts in any period, year-over-year or sequential revenue comparisons can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2022	June 30, 2021	Actual	Constant Currency	June 30, 2022	June 30, 2021	Actual	Constant Currency
License	$175.2	$163.6	7%	13%	$562.6	$538.8	4%	8%
Support and cloud services	248.2	230.9	8%	13%	736.6	670.9	10%	13%
Software revenue	423.4	394.4	7%	13%	1,299.2	1,209.6	7%	11%
Professional services	39.1	41.2	(5)%	2%	126.2	116.9	8%	13%
Total revenue	$462.5	$435.7	6%	12%	$1,425.4	$1,326.5	7%	11%

Software revenue in the third quarter and first nine months of FY’22 increased compared to the year-ago periods, primarily due to growth in Digital Thread – Core subscription revenue driven by PLM growth in Europe and growth in Velocity due primarily to contribution from Arena, offset by a decline in perpetual support revenue due to conversions of support contracts to subscriptions.

Professional services revenue in the third quarter and first nine months of FY’22 relative to the respective year-ago periods reflects an increase in revenue associated with large PLM consulting engagements, particularly with automotive, aerospace and defense and consumer electronics customers, and the fact that professional services revenue in the first half of FY’21 was negatively impacted by services delivery challenges associated with the COVID-19 pandemic. Q3’22 professional services revenue also reflects the effect of foreign currency headwinds, as approximately 65% of our professional services revenue comes from Europe and Asia Pacific.

We expect that professional services revenue will be higher in FY'22 than FY’21 or FY’20 as we expect demand for services will increase to a level that is more consistent with pre-pandemic levels. Our longer-term expectation is that professional services revenue will trend down over time as we migrate more services engagements to our partners, including through our transaction with ITC Infotech described above, and as we deliver products that require less consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2022	June 30, 2021	Actual	Constant Currency	June 30, 2022	June 30, 2021	Actual	Constant Currency
Digital Thread - Core	$286.8	$271.2	6%	12%	$896.5	$859.4	4%	8%
Digital Thread - Growth	60.5	54.1	12%	16%	185.0	170.2	9%	11%
Digital Thread - FSG	54.4	55.7	(2)%	2%	158.1	154.4	2%	5%
Digital Thread (Total)	401.7	381.0	5%	11%	1,239.6	1,184.0	5%	8%
Velocity	21.7	13.4	62%	63%	59.6	25.6	133%	133%
Software revenue	$423.4	$394.4	7%	13%	$1,299.2	$1,209.6	7%	11%

Digital Thread

Core software revenue growth in the third quarter and first nine months of FY’22 compared to the year-ago periods was driven by on-premise subscription license revenue growth of 11% (17% constant currency) and 5% (9% constant currency), respectively. For the third quarter and first nine months of FY’22, on-premise subscription support revenues increased 14% (21% constant currency) and 17% (21% constant currency), respectively, and cloud services revenues grew by 24% (28% constant currency) and 30% (33% constant currency), respectively. Growth in on-premise subscription and cloud services revenues were offset by a decrease in perpetual support revenue as customers continue to convert from perpetual support contracts to subscriptions.

Core ARR increased 6% (14% constant currency) for Q3’22 compared to Q3’21, reflecting growth in both CAD and PLM.

Growth software revenue growth in the third quarter and first nine months of FY’22 compared to the year-ago periods was driven by support and cloud services revenue growth of 15% (19% constant currency) and 16% (19% constant currency), respectively. In Q3'22, on-premise subscription license revenue increased by 4% (9% constant currency), driven by IIoT. For the first nine months of FY'22, on-premise subscription license revenue decreased by 3% (1% constant currency), driven by the discontinuance of certain Vuforia products with up-front revenue recognition at the beginning of FY’22.

Growth ARR increased 13% (19% constant currency) for Q3’22 compared to Q3’21, driven primarily by growth in IIoT.

FSG software revenue in the third quarter and first nine months of FY’22 was driven by cloud services revenue growth of 20% (23% constant currency) and 22% (24% constant currency), respectively. On-premise subscription license revenue decreased by 19% (15% constant currency) and 3% (flat constant currency) for the third quarter and first nine months of FY'22, respectively. The decrease in on-premise subscription license revenue in the third quarter was driven by a reduction in the mix of on-premise subscriptions compared to SaaS, as well as a reduction in the average duration of on-premise subscription contracts which renewed in the period. Software revenue for the third quarter and first nine months includes revenue from the Codebeamer business, which we acquired in April 2022.

FSG ARR increased by 11% (17% constant currency) for Q3’22 compared to Q3’21 driven primarily by the acquisition of the Codebeamer business, which added $15 million ($16 million constant currency) to Q3’22 ending ARR.

Velocity

Velocity software revenue in the third quarter reflects growth from Arena of 68% (actual and constant currency) and from Onshape of 44% (actual and constant currency). Growth for the first nine months of FY'22 was primarily driven by the acquisition of Arena in January 2021, as well as 47% growth from Onshape (actual and constant currency). The increase in revenue from Arena includes the effect of purchase accounting adjustments to reduce acquired deferred revenue. Revenue was reduced by these purchase accounting adjustments in the third quarter and first nine months of FY'21 of $3.1 million and $6.9 million, respectively. Revenue was reduced by $1.3 million during the first nine months of FY'22 without any impact to Q3'22.

Velocity ARR grew in Q3’22 compared to Q3’21 by 29% (actual and constant currency), reflecting growth in both Arena and Onshape.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In FY'22 and FY’21, approximately 40% of software revenue was generated in the Americas, 40% in Europe, and 20% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2022	June 30, 2021	Actual	Constant Currency	June 30, 2022	June 30, 2021	Actual	Constant Currency
Americas	$178.9	$164.9	8%	9%	$562.8	$522.2	8%	8%
Europe	156.9	139.9	12%	22%	499.2	467.4	7%	13%
Asia Pacific	87.6	89.6	(2)%	6%	237.2	220.0	8%	13%
Software revenue	$423.4	$394.4	7%	13%	$1,299.2	$1,209.6	7%	11%

Americas software revenue growth in the third quarter and first nine months of FY’22 compared to the year-ago periods was driven primarily by the Velocity product group, where Arena (which was acquired in January 2021) increased by 75% (actual and constant currency) and 182% (actual and constant currency), respectively. The increase in revenue from Arena includes the effect of purchase accounting adjustments to reduce acquired deferred revenue, as discussed above. Digital Thread revenue in the Americas increased 4% (actual and constant currency) and 2% (actual and constant currency) during the three and nine months ended FY’22, respectively.

Q3’22 Americas ARR was up 14% (actual and constant currency) over Q3’21, led by double-digit percentage growth in Digital Thread – Core and mid-20s percentage growth in Velocity.

Europe software revenue growth in the third quarter and first nine months was driven by growth in Digital Thread – Core of 14% (24% constant currency) and 7% (13% constant currency), respectively, primarily due to increases in PLM revenue, as well as increases in IIoT revenue of 28% (39% constant currency) and 18% (25% constant currency), respectively.

Q3’22 ARR in Europe was up 5% (17% constant currency) over Q3’21, led by growth in Digital Thread-Core and IIoT.

Asia Pacific software revenue in the third quarter decreased due to a reduction in Digital Thread - Core revenue of 2% (6% increase in constant currency). The software revenue increase in the first nine months was driven by an increase in Digital Thread - Core revenue of 9% (15% constant currency).

Q3’22 ARR in Asia Pacific was up 4% (16% constant currency) over Q3’21, led by Digital Thread – Core.

Gross Margin

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2022	June 30, 2021	Percent Change	June 30, 2022	June 30, 2021	Percent Change
License gross margin	$161.5	$148.0	9%	$527.2	$495.8	6%
License gross margin percentage	92%	91%		94%	92%
Support and cloud services gross margin	$201.6	$188.5	7%	$599.3	$550.1	9%
Support and cloud services gross margin percentage	81%	82%		81%	82%
Professional services gross margin	$(2.6)	$4.1	(165)%	$8.4	$9.2	(8)%
Professional services gross margin percentage	(7)%	10%		7%	8%

Total gross margin	$360.5	$340.6	6%	$1,135.0	$1,055.1	8%
Total gross margin percentage	78%	78%		80%	80%

Non-GAAP gross margin(1)	$375.5	$353.9	6%	$1,172.6	$1,090.8	7%
Non-GAAP gross margin percentage(1)	81%	81%		82%	82%

(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in the third quarter of FY’22 compared to the corresponding FY’21 period due to an increase in license revenue of $11.6 million, along with a decrease in cost of license of $1.8 million, which was driven by lower amortization expense. License gross margin increased in the first nine months of FY'22 compared to the corresponding FY'21 period due to an increase in license revenue of $23.9 million, along with a decrease in cost of license revenue of $7.5 million, which was driven by lower intangible amortization expense, royalty expense and compensation costs.

Support and cloud services gross margin increased in the third quarter and first nine months of FY’22 compared to the corresponding FY’21 periods due to increases in support and cloud services revenue of $17.4 million and $65.7 million, respectively, partially offset by increases in cost of support and cloud services of $4.2 million and $16.5 million, respectively, which were driven by higher compensation and hosting costs.

Professional services gross margin decreased in the third quarter and first nine months of FY’22 compared to the corresponding FY’21 periods due to increases in professional services costs of $4.5 million and $10.1 million in the third quarter and the first nine months of FY'22, respectively, including $5.1 million of stock-based compensation expense recognized in Q3'22 related to the sale of a portion of our PLM services business.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2022	June 30, 2021	Percent Change	June 30, 2022	June 30, 2021	Percent Change
Sales and marketing	$124.3	$134.4	(8)%	$366.2	$388.3	(6)%
% of total revenue	27%	31%		26%	29%
Research and development	$88.2	$78.1	13%	$250.6	$221.5	13%
% of total revenue	19%	18%		18%	17%
General and administrative	$54.6	$47.1	16%	$154.0	$157.4	(2)%
% of total revenue	12%	11%		11%	12%
Amortization of acquired intangible assets	$8.9	$7.5	19%	$25.9	$21.7	19%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges, net	$4.5	$(0.1)	(3477)%	$36.9	$0.6	6216%
% of total revenue	1%	(0)%		3%	0%
Total operating expenses	$280.5	$267.0	5%	$833.6	$789.5	6%

Headcount decreased 4% between Q3’22 and Q3’21.

Operating expenses in Q3’22 compared to operating expenses in Q3’21 increased primarily due to the following:

•
a $6 million increase in acquisition and transaction-related costs;
•
a $5 million increase in other professional fees included in restructuring related to our SaaS transformation;
•
a $3 million increase in travel expenses;
•
a $3 million increase in stock-based compensation; and
•
a $1 million increase in intangible amortization expense;

partially offset by:

•
an $8 million decrease in compensation expense (including benefit costs) due to lower headcount caused by attrition and the restructuring actions.

Operating expenses in the first nine months of FY’22 compared to operating expenses in the first nine months of FY’21 increased primarily due to the following:

•
a $36 million increase in restructuring charges primarily due to the restructuring plan initiated in Q1’22;
•
a $6 million increase in travel expense,
•
a $4 million increase in software subscriptions;
•
a $4 million increase in intangible amortization expense; and
•
a $4 million increase in internal hosting costs;

partially offset by:

•
a $5 million decrease in stock-based compensation;
•
a $5 million decrease in compensation expense (including benefit costs) due to lower headcount caused by attrition and the restructuring actions; and
•
a $4 million decrease in acquisition and transaction-related costs.

Interest Expense

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2022	June 30, 2021	Percent Change	June 30, 2022	June 30, 2021	Percent Change
Interest and debt premium expense	$(13.8)	$(13.2)	4%	$(39.0)	$(37.6)	4%

Interest expense includes interest on our credit facility and senior notes. We had $1.4 billion of total debt at June 30, 2022, compared to $1.5 billion at June 30, 2021. We repaid $105 million of our revolving credit facility in Q3'22, offset by $264 million borrowed at the end of April to fund the acquisition of the Codebeamer business. The average interest rate on borrowings outstanding was approximately 3.4% and 3.3% during the third quarter and first nine months of FY’22, respectively, and 3.1% and 3.4% during the third quarter and first nine months of FY’21, respectively. We expect the average interest rates will increase during the rest of the year, driven by our variable-rate revolving credit facility.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2022	June 30, 2021	Percent Change	June 30, 2022	June 30, 2021	Percent Change
Interest income	$0.6	$0.4	50%	$1.6	$1.3	23%
Other income (expense), net	34.0	(2.3)	(1578)%	(4.2)	(7.1)	(41)%
Other income (expense), net	$34.6	$(1.9)	(1921)%	$(2.6)	$(5.8)	(55)%

The increase in Other income (expense), net, in FY’22 over the FY’21 periods is driven by a recognized gain on the sale of a portion of our PLM services business of $29.8 million and a $3.0 million gain on the sale of an investment in the third quarter of FY'22. Net charges for the nine months ended June 30, 2022 include a recognized FY'22 loss on our equity investment in a publicly-traded company of $34.8 million. We sold our investment for $42.7 million in Q2’22 for an overall realized gain of $34.0 million.

Income Taxes

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2022	June 30, 2021	Percent Change	June 30, 2022	June 30, 2021	Percent Change
Income before income taxes	$100.8	$58.5	72%	$259.7	$222.2	17%
Provision for income taxes	$30.3	$7.3	317%	$53.5	$38.3	40%
Effective income tax rate	30%	12%		21%	17%

In the third quarter and first nine months of FY’22 and FY’21, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2022 and 2021, the foreign rate differential predominantly relates to these earnings.

In FY’22 and FY’21, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

Additionally, in the third quarter and first nine months of FY’22 our results include tax expense related to the sale of a portion of our PLM services business of $15.5 million, including $8.1 million of expense related to the basis difference on goodwill. Our results for the third quarter and nine months ended June 30, 2021, include the effects of the full valuation allowance, which was maintained against our U.S. net deferred tax assets at that time. Additionally, in the first nine months of FY’21, our results include the reduction of our previously established U.S. valuation allowance by $42.3 million as a result of the Arena acquisition, and a charge of $37.3 million related to the effects of an unrecognized tax benefit in the Republic of Korea (South Korea), primarily related to foreign withholding taxes.

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

Liquidity and Capital Resources

(in millions)	June 30, 2022	September 30, 2021
Cash and cash equivalents	$322.3	$326.5
Restricted cash	0.7	0.5
Total	$323.0	$327.0

(in millions)	Nine months ended
	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$396.8	$323.5
Net cash used in investing activities	$(192.9)	$(674.8)
Net cash (used in) provided by financing activities	$(193.2)	$440.0

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 30, 2022, cash and cash equivalents totaled $322 million, compared to $327 million at September 30, 2021.

A significant portion of our cash is generated and held outside the U.S. As of June 30, 2022, we had cash and cash equivalents of $23 million in the U.S., $100 million in Europe, $167 million in Asia Pacific (including India) and $32 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows, and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $397 million in the first nine months of FY’22, compared to $323 million in the first nine months of FY’21. Cash from operations for the first nine months of FY'22 includes $38.5 million of restructuring payments and $10.1 million of acquisition and transaction-related payments compared to $13.7 million of restructuring payments and $14.8 million of acquisition and transaction-related payments in the prior-year period. The increase in cash from operations in the first nine months of FY'22 compared to the same period in FY’21 was driven by an increase in collections, including contributions from Arena & Codebeamer, partially offset by increases in restructuring payments and disbursements.

Cash Used In Investing Activities

(in millions)	Nine months ended
	June 30, 2022	June 30, 2021
Additions to property and equipment	$(10.0)	$(11.7)
Proceeds from short- and long-term marketable securities, net	—	58.5
Acquisitions of businesses, net of cash acquired	(275.0)	(717.8)
Proceeds from sale of investments	46.9	—
Divestiture of business, net	32.5	—
Other	12.6	(3.8)
Net cash used in investing activities	$(192.9)	$(674.8)

Cash used in investing activities in the first nine months of FY’22 reflects proceeds from sale of investments of $47 million, proceeds from the sale of a portion of our PLM services business of $33 million and proceeds from net investment hedges of $18 million, offset by $275 million used to acquire the Codebeamer business, fixed asset additions of $10 million and purchases of intangible assets of $5 million. Cash used in investing activities in the first nine months of FY’21 reflects approximately $715 million used for the Arena acquisition and $59 million in net proceeds from the sale and maturity of marketable securities.

Cash (Used In) Provided by Financing Activities

(in millions)	Nine months ended
	June 30, 2022	June 30, 2021
Borrowings (repayments) on debt, net	$(16.0)	$472.0
Repurchases of common stock	(125.0)	—
Proceeds from issuance of common stock	10.9	10.5
Payments of withholding taxes in connection with stock-based awards	(62.9)	(42.2)
Payment of principal for financing leases	(0.2)	(0.3)
Net cash (used in) provided by financing activities	$(193.2)	$440.0

Cash used in financing activities in the first nine months of FY’22 reflects repurchases of common stock of $125 million, payment of withholding taxes related to stock-based awards of $63 million, compared to $42 million in the year ago period, and net repayments of $16 million under our credit facility. Cash provided by financing activities in the first nine months of FY’21 reflects net borrowings of $472 million under our credit facility.

Outstanding Debt

(in millions)	June 30, 2022
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	434.0
Total debt	$1,434.0
Unamortized debt issuance costs for the senior notes	(8.9)
Total debt, net of issuance costs	$1,425.1

Undrawn under credit facility revolver	$566.0
Undrawn under credit facility revolver available to borrow	$550.8
As of June 30, 2022, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. Any failure to comply with such covenants under the credit facility would prevent us from being able to borrow additional funds under the credit facility, and, as with any failure to comply with such covenants under the note indentures, could constitute a default that could cause all amounts outstanding to become due and payable immediately.

Our credit facility and our senior notes described in Note 13. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents as of June 30, 2022, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be approximately $20 million in FY’22) through at least the next twelve months and to meet our known long-term capital requirements. We expect foreign exchange rate headwinds to continue to have an impact on our results for the full year, particularly in ARR where our Q3'22 results based on rates as of June 30, 2022 were $81 million lower than they would have been using rates as of the beginning of the year.

Related to restructuring, we do not expect to incur any significant additional charges and expect to make $2 million to $7 million in payments for the remainder of FY’22. The FY’22 restructuring action is expected to help align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premise customers to move to the cloud.

Our expected uses and sources of cash could change, our cash position could be reduced, and we could incur additional debt obligations if we decide to retire debt, engage in additional strategic transactions, or repurchase shares, any of which could be commenced, suspended, or completed at any time. Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any debt retirement or issuance, share repurchases, or strategic transactions may be material.

Operating Measure

ARR

We provide an ARR (Annual Run Rate) operating measure to help investors understand and assess the performance of our business as a SaaS and on-premise subscription company. ARR represents the annualized value of our portfolio of active subscription software, cloud, SaaS and support contracts as of the end of the reporting period. ARR includes orders placed under our Strategic Alliance Agreement with Rockwell Automation, including orders placed to satisfy contractual minimum commitments.

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

We provide information on free cash flow to enable investors to assess our ability to generate cash without incurring additional external financings and to evaluate our performance against our announced long-term goals and intent to return approximately 50% of our free cash flow to shareholders via stock repurchases. Free cash flow is cash flow from operations net of capital expenditures, which are expenditures for property and equipment and consist primarily of facility improvements, office equipment, computer equipment, and software.

The non-GAAP financial measures other than free cash flow exclude, as applicable, stock-based compensation expense; amortization of acquired intangible assets; acquisition-related and other transactional charges included in general and administrative expenses; restructuring and other charges, net; non-operating charges (credits), including those associated with the sale of a portion of our PLM services business and gains or losses on equity investments; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In Q1’21, we incurred tax expense related to a reserve for a South Korean tax exposure established in the quarter which is excluded from our non-GAAP financial measures as it was related to prior periods and not included in management’s view of Q1’21 results for comparative purposes.

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

(in millions, except per share amounts)	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
GAAP gross margin	$360.5	$340.6	$1,135.0	$1,055.1
Stock-based compensation	8.4	5.1	18.7	14.0
Amortization of acquired intangible assets included in cost of revenue	6.6	8.3	19.0	21.6
Non-GAAP gross margin	$375.5	$353.9	$1,172.6	$1,090.8
GAAP operating income	$80.0	$73.6	$301.3	$265.6
Stock-based compensation	49.4	43.1	133.3	133.9
Amortization of acquired intangible assets	15.5	15.8	44.9	43.4
Acquisition-related and other transactional charges	6.4	0.6	11.3	14.8
Restructuring and other charges, net	4.5	(0.1)	36.9	0.6
Non-GAAP operating income	$155.7	$132.9	$527.7	$458.3
GAAP net income	$70.5	$51.2	$206.2	$184.0
Stock-based compensation	49.4	43.1	133.3	133.9
Amortization of acquired intangible assets	15.5	15.8	44.9	43.4
Acquisition-related and other transactional charges	6.4	0.6	11.3	14.8
Restructuring and other charges, net	4.5	(0.1)	36.9	0.6
Non-operating charges (credits), net(1)	(32.8)	—	2.0	—
Income tax adjustments(2)	1.1	(12.5)	(43.6)	(37.1)
Non-GAAP net income	$114.5	$98.0	$391.0	$339.6
GAAP diluted earnings per share	$0.60	$0.43	$1.75	$1.56
Stock-based compensation	0.42	0.36	1.13	1.13
Amortization of acquired intangible assets	0.13	0.13	0.38	0.37
Acquisition-related and other transactional charges	0.05	0.01	0.10	0.13
Restructuring and other charges, net	0.04	—	0.31	—
Non-operating charges (credits), net(1)	(0.28)	—	0.02	—
Income tax adjustments(2)	0.01	(0.11)	(0.37)	(0.31)
Non-GAAP diluted earnings per share	$0.97	$0.83	$3.31	$2.87
(1)
Credits for the three months ended June 30, 2022 include a $29.8 million gain on the sale of a portion of our PLM services business, and a $3.0 million gain on sale of an investment. Net charges for the nine months ended June 30, 2022 include a $34.8 million expense recognized due to the reduction in value of an equity investment in a publicly-traded company, offset by the $29.8 million gain on the sale of a portion of our PLM services business, and the $3.0 million gain on sale of an investment.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. In Q3, adjustments include tax expense of $15.5 million related to the sale of our PLM services business, of which $8.1 million pertains to the basis difference on goodwill. In FY'21 we had recorded a full valuation allowance against our U.S. net deferred tax assets. As we were profitable on a non-GAAP basis, the FU'21 tax provision was calculated assuming there was no valuation allowance. Additionally, our non-GAAP results for the nine months ended June 30, 2021 excluded tax expenses of $34.8 million related to a non-U.S. prior period tax exposure, primarily related to foreign withholding taxes.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
GAAP operating margin	17.3%	16.9%	21.1%	20.0%
Stock-based compensation	10.7%	9.9%	9.4%	10.1%
Amortization of acquired intangible assets	3.4%	3.6%	3.1%	3.3%
Acquisition-related and other transactional charges	1.4%	0.1%	0.8%	1.1%
Restructuring and other charges, net	1.0%	0.0%	2.6%	0.0%
Non-GAAP operating margin	33.7%	30.5%	37.0%	34.5%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 ("Q3 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and June 30, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2022 and June 30, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and June 30, 2021; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2022 and June 30, 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 5, 2022