Form 10-Q
period 2022-12-31
PTC INC.
filed 2023-02-09
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

There were 118,263,203 shares of our common stock outstanding on February 6, 2023.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$387,588	$272,182
Accounts receivable, net of allowance for doubtful accounts of $381 and $362 at December 31, 2022 and September 30, 2022, respectively	562,036	636,556
Prepaid expenses	110,393	88,854
Other current assets	66,777	71,065
Total current assets	1,126,794	1,068,657
Property and equipment, net	95,142	98,101
Goodwill	2,388,589	2,353,654
Acquired intangible assets, net	373,837	382,718
Deferred tax assets	266,879	256,091
Operating right-of-use lease assets	148,637	137,780
Other assets	395,891	390,267
Total assets	$4,795,769	$4,687,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,983	$40,153
Accrued expenses and other current liabilities	126,002	117,158
Accrued compensation and benefits	96,487	104,022
Accrued income taxes	2,239	5,142
Deferred revenue	500,222	503,781
Short-term lease obligations	22,809	22,002
Total current liabilities	786,742	792,258
Long-term debt	1,351,171	1,350,628
Deferred tax liabilities	31,038	28,396
Deferred revenue	15,811	16,552
Long-term lease obligations	177,109	167,573
Other liabilities	33,349	35,827
Total liabilities	2,395,220	2,391,234
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,161 and 117,472 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	1,182	1,175
Additional paid-in capital	1,701,817	1,720,580
Retained earnings	802,772	727,737
Accumulated other comprehensive loss	(105,222)	(153,458)
Total stockholders’ equity	2,400,549	2,296,034
Total liabilities and stockholders’ equity	$4,795,769	$4,687,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2022	December 31, 2021
Revenue:
License	$172,698	$169,108
Support and cloud services	257,656	244,485
Total software revenue	430,354	413,593
Professional services	35,556	44,128
Total revenue	465,910	457,721
Cost of revenue:
Cost of license revenue	12,753	9,794
Cost of support and cloud services revenue	50,225	45,885
Total cost of software revenue	62,978	55,679
Cost of professional services revenue	32,812	39,439
Total cost of revenue	95,790	95,118
Gross margin	370,120	362,603
Operating expenses:
Sales and marketing	118,383	125,476
Research and development	88,177	80,534
General and administrative	50,971	51,940
Amortization of acquired intangible assets	8,026	8,484
Restructuring and other charges (credits), net	(338)	33,991
Total operating expenses	265,219	300,425
Operating income	104,901	62,178
Interest and debt premium expense	(16,358)	(12,986)
Other income (expense), net	(2,119)	6,184
Income before income taxes	86,424	55,376
Provision for income taxes	11,389	9,287
Net income	$75,035	$46,089
Earnings per share—Basic	$0.64	$0.39
Earnings per share—Diluted	$0.63	$0.39
Weighted-average shares outstanding—Basic	117,819	117,347
Weighted-average shares outstanding—Diluted	118,788	118,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2022	December 31, 2021
Net income	$75,035	$46,089
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $3.8 million and $(0.8) million in the first quarter of 2023 and 2022, respectively	(11,485)	2,495
Foreign currency translation adjustment, net of tax of $0 for each period	60,029	(5,668)
Amortization of net actuarial pension loss included in net income, net of tax of $0.0 million and $(0.1) million in the first quarter of 2023 and 2022, respectively	41	265
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	(349)	385
Other comprehensive income (loss)	48,236	(2,523)
Comprehensive income	$123,271	$43,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$75,035	$46,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,328	22,088
Amortization of right-of-use lease assets	8,054	8,860
Stock-based compensation	41,504	45,942
Gain on investment	—	(9,766)
Other non-cash items, net	(617)	(273)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	105,512	57,316
Accounts payable and accrued expenses	7,680	12,959
Accrued compensation and benefits	(17,530)	2,853
Deferred revenue	(19,635)	(13,696)
Accrued income taxes	(16,836)	(8,328)
Other current assets and prepaid expenses	2,956	(13,474)
Operating lease liabilities	7,895	(2,343)
Other noncurrent assets and liabilities	(34,425)	(10,491)
Net cash provided by operating activities	180,921	137,736
Cash flows from investing activities:
Additions to property and equipment	(9,180)	(3,362)
Purchase of intangible assets	—	(450)
Settlement of net investment hedges	(10,795)	6,473
Divestitures of businesses and assets, net	(154)	—
Net cash (used in) provided by investing activities	(20,129)	2,661
Cash flows from financing activities:
Repurchases of common stock	—	(119,739)
Payments of withholding taxes in connection with stock-based awards	(52,423)	(49,165)
Payments of principal for financing leases	(217)	(239)
Credit facility origination costs	(1,350)	—
Net cash used in financing activities	(53,990)	(169,143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,616	(1,661)
Net change in cash, cash equivalents, and restricted cash	115,418	(30,407)
Cash, cash equivalents, and restricted cash, beginning of period	272,888	327,046
Cash, cash equivalents, and restricted cash, end of period	$388,306	$296,639
Supplemental disclosure of non-cash financing activities:
Withholding taxes in connection with stock-based awards, accrued	$452	$—
Repurchases of common stock, accrued	$—	$(5,260)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,090	11	(11)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(401)	(4)	(52,871)	—	—	(52,875)
Compensation expense from stock-based awards	—	—	34,119	—	—	34,119
Net income	—	—	—	75,035	—	75,035
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(11,485)	(11,485)
Foreign currency translation adjustment	—	—	—	—	60,029	60,029
Change in pension benefits, net of tax	—	—	—	—	(308)	(308)
Balance as of December 31, 2022	118,161	$1,182	$1,701,817	$802,772	$(105,222)	$2,400,549

	Three months ended December 31, 2021
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,120	11	(11)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(410)	(4)	(49,161)	—	—	(49,165)
Compensation expense from stock-based awards	—	—	45,942	—	—	45,942
Repurchases of common stock	(1,003)	(10)	(124,989)	—	—	(124,999)
Net income	—	—	—	46,089	—	46,089
Unrealized gain on net investment hedges, net of tax	—	—	—	—	2,495	2,495
Foreign currency translation adjustment	—	—	—	—	(5,668)	(5,668)
Change in pension benefits, net of tax	—	—	—	—	650	650
Balance as of December 31, 2021	116,870	$1,169	$1,590,285	$460,745	$(98,387)	$1,953,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. The September 30, 2022 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

Pending Accounting Pronouncements

Reference Rate Reform

In December 2022, the FASB issued ASU 2020-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The ASU provides an update to the previously issued ASU 2020-04 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In conjunction with our new credit agreement in January 2023, we have transitioned off of rates subject to reference rate reform without a material impact from such transition.

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	December 31, 2022	September 30, 2022
Contract asset	$21,295	$21,096
Deferred revenue	$516,033	$520,333

As of December 31, 2022, $16.7 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in Other current assets. The remainder is included in Other long-term assets and expected to be transferred within the next 24 months. Approximately $6.0 million of the September 30, 2022 contract asset balance was transferred to receivables during the three months ended December 31, 2022 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $6.2 million related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the three months ended December 31, 2022.

During the three months ended December 31, 2022, we recognized $219.7 million of revenue that was included in Deferred revenue as of September 30, 2022 and there were additional deferrals of $215.4 million, primarily related to new billings. For subscription contracts, we generally invoice customers annually. The balance of total short- and long-term receivables as of December 31, 2022 was $801.3 million, compared to total short- and long-term receivables as of September 30, 2022 of $871.0 million.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of December 31, 2022 and September 30, 2022, our total revenue liability was $34.6 million and $34.2 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debt, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.4 million as of December 31, 2022 and September 30, 2022. Uncollectible trade accounts receivable written-off, net of recoveries and net bad debt expense were immaterial for the three months ended December 31, 2022 and December 31, 2021.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs primarily related to commissions. As of December 31, 2022 and September 30, 2022, deferred costs of $41.3 million and $40.7 million, respectively, are included in Other current assets and $77.6 million and $77.0 million, respectively, are included in Other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $12.0 million and $11.6 million in the three months ended December 31, 2022 and December 31, 2021, respectively. There were no impairments of the contract cost asset in the three months ended December 31, 2022 and December 31, 2021.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of December 31, 2022, the transaction price amounts include performance obligations of $516.0 million recorded in Deferred revenue and $1,205.9 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 59% of the total $1,721.9 million over the next 12 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Recurring revenue(1)	$417,110	$405,125
Perpetual license	13,244	8,468
Professional services	35,556	44,128
Total revenue	$465,910	$457,721
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and cloud services revenue.

For further disaggregation of revenue by geographic region see Note 10. Segment and Geographic Information.

3. Restructuring and Other Charges

Restructuring and other charges, net includes restructuring charges (credits) and impairment and accretion expense charges related to the lease assets of exited facilities.

Restructuring Charges (Credits)

In the first quarter of 2022, we committed to a plan to restructure our workforce and consolidate select facilities to align our customer facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premises customers to move to the cloud. The restructuring plan resulted in charges of $33.1 million in 2022, primarily associated with the termination benefits for approximately 330 employees.

The following table summarizes restructuring accrual activity for the three months ended December 31, 2022:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2022	$346	$589	$935
Credits to operations, net	(18)	(296)	(314)
Cash disbursements	(71)	(301)	(372)
Other non-cash	—	15	15
Foreign exchange impact	21	—	21
Accrual, December 31, 2022	$278	$7	$285

The following table summarizes restructuring accrual activity for the three months ended December 31, 2021:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2021	$1,981	$3,505	$5,486
Charges to operations, net	34,072	72	34,144
Cash disbursements	(9,145)	(683)	(9,828)
Foreign exchange impact	(117)	—	(117)
Accrual, December 31, 2021	$26,791	$2,894	$29,685

The accrual for employee severance and related benefits is included in Accrued compensation and benefits in the Consolidated Balance Sheets.

The accrual for facility closures and related costs is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. In addition to the payments referenced above, In the three months ended December 31, 2022 and December 31, 2021, we made net payments of $0.2 million and $0.7 million, respectively, related to lease costs for exited facilities.

4. Stock-based Compensation

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, directors, officers and consultants. We award RSUs as our principal equity incentive awards.

The following table shows RSU activity for the three months ended December 31, 2022:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding restricted stock units, October 1, 2022	2,754	$105.07
Granted(1)	817	$131.58
Vested	(1,090)	$103.61
Forfeited or not earned	(72)	$111.90
Balance of outstanding restricted stock units, December 31, 2022	2,409	$114.54
(1)
Restricted stock units granted includes 38 thousand shares from prior period rTSR awards that were earned upon achievement of the performance criteria and vested in November 2022, and 61 thousand shares from prior period performance-based awards that were earned upon achievement of the performance criteria and vested in November 2022.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Three months ended December 31, 2022
Performance-based RSUs(1)	69
Service-based RSUs(2)	580
Relative Total Shareholder Return RSUs(3)	69
(1)
The performance-based RSUs are primarily made up of RSUs granted to our executives and are eligible to vest based upon annual performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2023, November 15, 2024, and November 15, 2025, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned (up to a maximum aggregate of 139 thousand RSUs).
(2)
The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.
(3)
The rTSR RSUs were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of the measurement period ending on September 30, 2025. The RSUs earned will vest on November 15, 2025. Up to a maximum of two times the number of rTSR RSUs eligible to be earned for the period (up to a maximum aggregate of 139 thousand RSUs) may vest. If the PTC stock price as of September 30, 2022 is higher than the PTC stock price as of September 30, 2025, but still meets or exceeds the peer group indexed return, a maximum of 100% of the rTSR RSUs may vest.

The weighted-average fair value of the rTSR RSUs was $179.60 per target RSU on the grant date. The fair value of the rTSR RSUs was determined using a Monte Carlo simulation model.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	41.54%
Risk free interest rate	4.12%
Dividend yield	—%

Total value on vest date of RSUs vested are as follows:

(in thousands)	Three months ended
Value of stock option and stock-based award activity	December 31, 2022	December 31, 2021
Total value of restricted stock unit awards at vest	$143,794	$134,330

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Cost of license revenue	$37	$38
Cost of support and cloud services revenue	2,790	3,478
Cost of professional services revenue	1,248	2,456
Sales and marketing	12,196	13,081
Research and development	11,458	10,176
General and administrative	13,775	16,713
Total stock-based compensation expense	$41,504	$45,942

Stock-based compensation expense includes $1.9 million in the first quarter of 2023 and $2.0 million in the first quarter of 2022 related to our employee stock purchase plan.

As of December 31, 2022, we had liability-classified awards related to stock-based compensation of $7.4 million.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended
	December 31, 2022	December 31, 2021
Net income	$75,035	$46,089
Weighted-average shares outstanding—Basic	117,819	117,347
Dilutive effect of restricted stock units	969	1,251
Weighted-average shares outstanding—Diluted	118,788	118,598
Earnings per share—Basic	$0.64	$0.39
Earnings per share—Diluted	$0.63	$0.39

There were 0.2 million anti-dilutive shares for the three months ended December 31, 2022. There were no anti-dilutive shares for the three months ended December 31, 2021.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. In the three months ended December 31, 2022, we did not repurchase any shares. In the three months ended December 31, 2021, we repurchased 1,003 thousand shares for $119.7 million. We additionally entered into trades to purchase an incremental 43 thousand shares for $5.2 million, which settled in January 2022 and were included in Accrued expenses and other current liabilities as of December 31, 2021. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions and Disposition of Business

Acquisition and transaction-related costs in the first quarter of 2023 totaled $5.8 million, compared to $1.0 million in the first quarter of 2022. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Acquisition and transaction-related costs include direct costs of potential and completed acquisitions and dispositions (e.g., investment banker fees and professional fees, including diligence, legal and valuation services), expenses related to acquisition integration activities (e.g., professional fees and severance), and third-party costs related to structuring transactions.

Our results of operations include the results of acquired or sold businesses beginning on their respective acquisition or sale date. Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

Refer to Note 15. Subsequent Events for additional information regarding the acquisition of ServiceMax Inc. in January 2023.

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

We recognized a gain on the sale of $29.8 million in Q3'22, which consisted of $60.4 million of consideration received, less net assets of the business of $30.6 million. Net assets included $33.0 million of goodwill allocated to the business, less $2.4 million of liabilities associated with approximately 160 employees who transferred to ITC Infotech. Goodwill was allocated to the sold business based on a relative fair value allocation of total goodwill of the Professional Services segment.

Additional future contingent consideration of up to $20 million may be received within 2 years of the disposition based on certain performance milestones. We have elected to defer the recognition of gains associated with contingent consideration until they become realizable.

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

As of December 31, 2022, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,751.2 million and attributable to our Professional Services segment was $11.2 million. As of September 30, 2022, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,725.2 million and attributable to our Professional Services segment was $11.2 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. If a reporting unit's carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its estimated fair value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We completed our annual goodwill impairment review as of June 30, 2022, which consisted of a qualitative assessment of our Software Products segment and a quantitative assessment of our Professional Services segment. Our qualitative assessment for Software Products included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date (June 27, 2020). Our quantitative assessment for the Professional Services segment compared the fair value of the reporting unit to its carrying value. We estimated the fair value of the Professional Services reporting unit using a discounted cash flow valuation model. Based on our qualitative assessment for the Software Products segment and quantitative assessment for the Professional Services segment as of June 30, 2022, no impairment was required. Through December 31, 2022, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 31, 2022			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$2,388,589			$2,353,654
Intangible assets with finite lives (amortized):
Purchased software	$508,840	$366,149	$142,691	$502,859	$355,857	$147,002
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	605,366	384,198	221,168	594,970	369,390	225,580
Trademarks and trade names	27,911	17,933	9,978	27,546	17,410	10,136
Other	3,885	3,885	—	3,766	3,766	—
Total intangible assets with finite lives	$1,168,879	$795,042	$373,837	$1,152,018	$769,300	$382,718
Total goodwill and acquired intangible assets			$2,762,426			$2,736,372

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2022	$2,344,019	$9,635	$2,353,654
Foreign currency translation adjustment	34,793	142	34,935
Balance, December 31, 2022	$2,378,812	$9,777	$2,388,589

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Amortization of acquired intangible assets	$8,026	$8,484
Cost of license revenue	6,142	6,493
Total amortization expense	$14,168	$14,977

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022 were as follows:

(in thousands)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents (1)	$157,234	$—	$—	$157,234
Convertible note	—	—	2,000	2,000
Options	—	2,688	—	2,688
Forward contracts	—	824	—	824
	$157,234	$3,512	$2,000	$162,746
Financial liabilities:
Forward contracts	—	3,841	—	3,841
	$—	$3,841	$—	$3,841

(in thousands)	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents (1)	$102,313	$—	$—	$102,313
Convertible note	—	—	2,000	2,000
Forward contracts	—	9,058	—	9,058
	$102,313	$9,058	$2,000	$113,371
Financial liabilities:
Forward contracts	—	2,908	—	2,908
	$—	$2,908	$—	$2,908

(1) Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security is classified as available-for-sale and is included in Other assets on the Consolidated Balance Sheet. There were no changes in the fair value of this level 3 investment in the three months ended December 31, 2022.

Equity Securities

During the first quarter of 2022, we recognized a gain of $9.8 million in Other income (expense), net related to an increase in value of equity securities we held Matterport, Inc., which was recorded at a fair value of $87.3 million in other current assets on the Consolidated Balance Sheets. All shares owned in Matterport were sold in 2022 and we did not hold any equity securities as of December 31, 2022 or September 30, 2022.

9. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2022	September 30, 2022	December 31, 2022	September 30, 2022
Derivative assets(1):
Forward Contracts	$—	$1,960	$824	$7,098
Options	$2,688	$—	$—	$—
Derivative liabilities(2):
Forward Contracts	$1,582	$—	$2,259	$2,908

(1)
As of December 31, 2022 and September 30, 2022, current derivative assets of $3.5 million and $9.1 million, respectively, are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of December 31, 2022 and September 30, 2022, current derivative liabilities of $3.8 million and $2.9 million, respectively, are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they will be adversely affected by changes in Euro or Japanese Yen exchange rates. These contracts have maturities of up to approximately nine months. We do not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into options as an economic hedge, currency impacts on the Euro or Japanese Yen-denominated operations as compared to the forecasted plan rate may be partially offset by the gain on the put option. Gain on put options are included in Other income (expense), net.

As of December 31, 2022 and September 30, 2022, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2022	September 30, 2022
Canadian / U.S. Dollar	$4,148	$2,731
Euro / U.S. Dollar	511,944	316,869
British Pound / U.S. Dollar	5,857	7,368
Israeli Shekel / U.S. Dollar	9,105	12,052
Japanese Yen / U.S. Dollar	69,738	25,566
Swiss Franc / U.S. Dollar	23,481	25,559
Swedish Krona / U.S. Dollar	11,287	35,713
Singapore Dollar / U.S. Dollar	—	3,637
Chinese Renminbi / U.S. Dollar	6,547	23,965
New Taiwan Dollar / U.S. Dollar	7,090	13,906
Korean Won/ U.S. Dollar	—	4,919
Danish Krone/ U.S. Dollar	4,561	3,192
Australian Dollar/ U.S. Dollar	668	3,269
All other	3,904	4,432
Total	$658,330	$483,178

(1)
As of December 31, 2022, $319.6 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $192.3 million relates to options. As of September 30, 2022, all the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.
(2)
As of December 31, 2022, $14.5 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $55.2 million relates to options. As of September 30, 2022, all the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended December 31, 2022 and December 31, 2021:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2022	December 31, 2021
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(11,009)	$(3,435)

In the three months ended December 31, 2022, foreign currency losses, net were $3.2 million. In the three months ended December 31, 2021, foreign currency losses, net were $4.4 million.

Net Investment Hedges

We translate balance sheet accounts of subsidiaries with foreign functional currencies into the U.S. Dollar using the exchange rate at each balance sheet date. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. We designate certain foreign exchange forward contracts as net investment hedges against exposure on translation of balance sheet accounts of Euro and Japanese Yen functional subsidiaries. Net investment hedges partially offset the impact of foreign currency translation adjustment recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of net investment hedge foreign exchange forward contracts is approximately three months.

Net investment hedge relationships are designated at inception, and effectiveness is assessed retrospectively on a quarterly basis using the net equity position of Euro and Japanese Yen functional subsidiaries. As the forward contracts are highly effective in offsetting exchange rate exposure, we record changes in these net investment hedges in accumulated other comprehensive loss and subsequently reclassify them to foreign currency translation adjustment in accumulated other comprehensive loss at the time of forward contract maturity. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.

As of December 31, 2022 and September 30, 2022, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2022	September 30, 2022
Euro / U.S. Dollar	$176,076	$110,446
JPY/ U.S Dollar	11,437	—
Total	$187,513	$110,446

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 31, 2022 and December 31, 2021:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2022	December 31, 2021
Loss recognized in OCI	OCI	$(4,510)	$(3,156)
Gain (loss) reclassified from OCI	OCI	$7,030	$(5,735)
Gain recognized, excluded portion	Other income (expense), net	$969	$267

As of December 31, 2022, we estimate that all amounts reported in accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2022:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2022	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$824	$—	$824	$(824)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of December 31, 2022:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2022	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$3,841	$—	$3,841	$(824)	$—	$3,017

10. Segment and Geographic Information

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

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Software Products
Revenue	$430,354	$413,593
Operating costs(1)	130,728	116,028
Profit	299,626	297,565

Professional Services
Revenue	35,556	44,128
Operating costs(2)	31,564	36,983
Profit	3,992	7,145

Total segment revenue	465,910	457,721
Total segment costs	162,292	153,011
Total segment profit	303,618	304,710

Unallocated operating expenses:
Sales and marketing expenses	106,187	112,395
General and administrative expenses	31,390	34,177
Restructuring and other charges (credits), net	(338)	33,991
Intangibles amortization	14,168	14,977
Stock-based compensation	41,504	45,942
Other unallocated operating expenses(3)	5,806	1,050
Total operating income	104,901	62,178

Interest and debt premium expense	(16,358)	(12,986)
Other income (expense), net	(2,119)	6,184
Income before income taxes	$86,424	$55,376
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

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Americas	$226,912	$212,881
Europe	167,210	162,308
Asia Pacific	71,788	82,532
Total revenue	$465,910	$457,721

11. Income Taxes

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Income before income taxes	$86,424	$55,376
Provision for income taxes	$11,389	$9,287
Effective income tax rate	13%	17%

In the first quarter of 2023 and 2022, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2023 and 2022, the foreign rate differential predominantly relates to these earnings.

In 2023 and 2022, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

We reassess our valuation allowance requirements each financial reporting period. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the period ended December 31, 2022, we maintain our conclusion that it is more likely than not that our deferred tax assets related to U.S. federal and state income will be realizable.

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

As of December 31, 2022 and September 30, 2022, we had unrecognized tax benefits of $25.5 million and $23.9 million, respectively. If all our unrecognized tax benefits as of December 31, 2022 were to become recognizable in the future, we would record a benefit to the income tax provision of $25.5 million, which would be partially offset by an increase in the U.S. valuation allowance of $5.3 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $5 million.

12. Debt

At December 31, 2022 and September 30, 2022, we had the following long-term debt obligations:

(in thousands)	December 31, 2022	September 30, 2022
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver(1)	359,000	359,000
Total debt	1,359,000	1,359,000
Unamortized debt issuance costs for the senior notes(2)	(7,829)	(8,372)
Total debt, net of issuance costs	$1,351,171	$1,350,628

(1) Unamortized debt issuance costs related to the credit facility were $3.2 million and $2.7 million as of December 31, 2022 and September 30, 2022, respectively, and are included in Other assets on the Consolidated Balance Sheets.

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

As of December 31, 2022, the total estimated fair value of the 2028 and 2025 notes was approximately $455.2 million and $476.9 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all of our senior notes as of December 31, 2022. Any failure to comply with such covenants could constitute a default that could cause all amounts outstanding to become due and payable immediately.

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

Credit Agreement

We were party to the Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, from February 2020 through January 3, 2023 (the "Prior Credit Facility"). We used the Prior Credit Facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements.

On January 3, 2023, subsequent to the end of Q1’23, we terminated the Prior Credit Facility and repaid all amounts outstanding and entered into a new credit agreement for the purpose of funding the payment of the closing purchase price of ServiceMax. Refer to Note 15. Subsequent Events for additional discussion regarding the new credit agreement and acquisition of ServiceMax.

The Prior Credit Facility, in effect as of December 31, 2022, consisted of a $1 billion revolving credit facility, which could have been increased by up to an additional $500 million in the aggregate if the existing or additional lenders were willing to make such increased commitments. The revolving loan commitment did not require amortization of principal and could have been repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. As of December 31, 2022, the fair value of our credit facility approximated its book value.

Loans under the Prior Credit Facility bore interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of December 31, 2022, the annual rate for borrowings outstanding was 5.7%.

Under the Prior Credit Facility PTC and its subsidiaries were required to maintain the following financial ratios:

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

As of December 31, 2022, our total leverage ratio was 1.79 to 1.00, our senior secured leverage ratio was 0.49 to 1.00 and our interest coverage ratio was 14.05 to 1.00 and we were in compliance with all financial and operating covenants of the Prior Credit Facility.

In the first quarters of 2023 and 2022, we paid $4.8 million and $2.4 million of interest on our debt, respectively. The average interest rate on borrowings outstanding during the first quarters of 2023 and 2022 was approximately 4.2% and 3.2%, respectively.

13. Leases

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

The components of lease cost reflected in the Consolidated Statement of Operations for the three months ended December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021
Operating lease cost	$8,054	$8,860
Short-term lease cost	763	540
Variable lease cost	2,630	2,490
Sublease income	(1,185)	(1,117)
Total lease cost	$10,262	$10,773

Supplemental cash flow and right-of-use assets information for the three months ended December 31, 2022 and December 31, 2021 was as follows:

(in thousands)	Three months ended
	December 31, 2022	December 31, 2021(1)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,261	$15,865
Financing cash flows from financing leases	$217	$239
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$13,375	$4,916

(1) Subsequent to filing our first quarter 2022 Form 10-Q, we identified an immaterial error in the above disclosure. Right-of-use assets obtained in exchange for new lease obligations for the three months ended December 31,2021 was incorrect. Amount presented above for the three months ended December 31, 2021 reflect the corrected amount.

Supplemental balance sheet information related to the leases as of December 31, 2022 was as follows:

Weighted-average remaining lease term - operating leases	11.5 years
Weighted-average remaining lease term - financing leases	1.8 years
Weighted-average discount rate - operating leases	5.3%
Weighted-average discount rate - financing leases	3.0%

Maturities of lease liabilities as of December 31, 2022 are as follows:

(in thousands)
Remainder of 2023	$24,922
2024	29,496
2025	25,934
2026	21,687
2027	18,625
Thereafter	150,828
Total future lease payments	$271,492
Less: imputed interest	(71,574)
Total lease liability	$199,918

As of December 31, 2022, we had an operating lease that had not yet commenced. The lease will commence in FY'23 with a lease term of 6 years and we will make future lease payments of approximately $2.2 million.

14. Commitments and Contingencies

As December 31, 2022 and December 31, 2021, we had letters of credit and bank guarantees outstanding of $15.1 million (of which $0.5 million was collateralized) and $15.3 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

401(k) Plan

On September 17, 2020, three individual plaintiffs filed a putative class action lawsuit against PTC, the Investment Committee for the PTC Inc. 401(k) Plan (the “Plan”), and the PTC Board of Directors (collectively, the “PTC Defendants”) in the U.S. District Court for the District of Massachusetts alleging that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan. On September 22, 2021, the plaintiffs and the PTC Defendants reached an agreement in principle to settle the lawsuit for a gross settlement amount of $1.725 million. The Court issued an Order of final approval of the settlement on October 18, 2022. PTC's insurer fully funded the Qualified Settlement Fund, per the terms of the approved Settlement Agreement, in November 2022.

Other Legal Proceedings

In addition to the matter listed above, we are subject to legal proceedings and claims against us in the ordinary course of business. As of December 31, 2022, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

15. Subsequent Events

Acquisition of ServiceMax Inc.

On January 3, 2023, we acquired ServiceMax, Inc. pursuant to the Share Purchase Agreement dated November 17, 2022 by and among PTC, ServiceMax, Inc., and ServiceMax JV, LP. The preliminary purchase price is $1,478 million, net of cash acquired, which is payable in two installments. Upon closing of the transaction, PTC paid the first purchase payment installment of $835 million, as adjusted for working capital, indebtedness, cash, and transaction expenses as set forth in the Share Purchase Agreement. The remaining purchase payment installment of $650 million is payable on October 2, 2023, without interest and not subject to contingencies. The terms of the Share Price Agreement are described in the Form 8-K filed by PTC on November 17, 2022.

Entry into the Fourth Amended and Restated Credit Agreement; Termination of the Third Amended and Restated Credit Agreement

On January 3, 2023, we entered into the Fourth Amended and Restated Credit Agreement by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the “New Credit Facility”). The New Credit Facility consists of a $1,250 million revolving credit facility and $500 million new term loan. The terms of the New Credit Facility are described in the Form 8-K filed by PTC on January 3, 2023.

In connection with entry into the New Credit Facility, PTC terminated the Third Amended and Restated Credit Agreement dated February 13, 2020 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Approximately $359 million was outstanding under the Prior Credit Facility at the time of termination, which amount was repaid with a borrowing of the same amount under the New Credit Facility upon closing of New Credit Facility.

Borrowings under the Fourth Amended and Restated Credit Agreement

On January 3, 2023, PTC borrowed $630 million under the revolving line of the New Credit Facility and $500 million under the new term loan of the New Credit Facility to repay amounts under the Prior Credit Facility and to pay the closing purchase price for, and transaction expenses related to, the acquisition of ServiceMax, Inc., including the repayment of certain indebtedness of ServiceMax or its subsidiaries, bringing our total outstanding indebtedness to approximately $2,130 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

PTC is a global software company that provides a portfolio of innovative digital solutions that work together to transform how physical products are engineered, manufactured, and serviced.

Our software portfolio includes award-winning offerings that enable companies to author product data (our CAD portfolio solutions) and manage product data management and orchestrate processes (our PLM portfolio solutions). Our software can be delivered on premises, in the cloud, or in a hybrid model.

Our customer base includes some of the world's most innovative companies in the aerospace and defense, automotive, electronics and high tech, industrial machinery and equipment, life sciences, retail and consumer products industries.

We generate revenue through the sale of software subscriptions, which include license access and support (technical support and software updates); support for perpetual licenses; cloud services (hosting for our software and software-as-a-service (SaaS)); perpetual licenses; and professional services (consulting, implementation, and training).

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and targets, the expected effect of the ServiceMax acquisition on our business and future results, and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate sooner or to a greater extent than we expect due to, among other factors, the effects of the COVID-19 pandemic, including supply chain disruptions, increasing interest rates and inflation, volatile foreign exchange rates and the current strength of the U.S. dollar, and the effects of the Russia/Ukraine conflict, including the effect on energy supplies to Europe, all of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our ServiceMax and SaaS businesses, may not expand and/or generate the revenue, cash flow, or ARR we expect if customers are slower to adopt those technologies than we expect or if they adopt competing technologies; our strategic initiatives and investments, including our accelerated investments in our transition to SaaS and the acquisition of ServiceMax, may not deliver the results when or as we expect; we may be unable to integrate the ServiceMax technology when or as we expect; we may be unable to generate sufficient operating cash flow to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits could preclude such repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses, and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR of $1.66 billion at the end of Q1’23 represents 11% growth (15% on a constant currency basis) compared to Q1’22, including contribution from the Codebeamer™ business that we acquired in Q3’22. Organic constant currency ARR growth year over year was 14%. Although ARR grew in Q1’23 due to new bookings and churn improvement, we saw some incremental signs of a softening economy as new bookings came in below our expectations.

We generated $181 million of cash from operations in Q1’23 compared to $138 million in Q1’22, with the increase driven by strong operational execution based on a foundation of top line growth, solid collections and cost discipline. Free cash flow of $172 million in Q1'23 increased from $134 million in Q1'22, which includes capital expenditures of $9 million in Q1'23 and $3 million in Q1'22.

During Q1'23, we entered into an agreement to purchase ServiceMax, Inc. for $1.5 billion. The transaction subsequently closed in early Q2'23 and we made the first installment payment of $835 million, funded by new a new credit agreement that we entered into in connection with the closing of the acquisition. Refer to Note 15. Subsequent Events for additional discussion regarding the acquisition and the new credit agreement.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	December 31, 2022	December 31, 2021	Actual	Constant Currency(1)
ARR	$1,662.6	$1,496.3	11%	15%

Total recurring revenue(2)	$417.1	$405.1	3%	10%
Perpetual license	13.2	8.5	56%	65%
Professional services	35.6	44.1	(19)%	(13)%
Total revenue	465.9	457.7	2%	9%
Total cost of revenue	95.8	95.1	1%	6%
Gross margin	370.1	362.6	2%	10%
Operating expenses	265.2	300.4	(12)%	(8)%
Operating income	$104.9	$62.2	69%	116%
Non-GAAP operating income(1)	$166.0	$158.1	5%	16%
Operating margin	22.5%	13.6%
Non-GAAP operating margin(1)	35.6%	34.5%
Diluted earnings per share	$0.63	$0.39
Non-GAAP diluted earnings per share(1)	$0.99	$0.95

Cash flow from operations(3)	$180.9	$137.7
Capital expenditures	(9.2)	(3.4)
Free cash flow	$171.7	$134.4

(1)
See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
(2)
Recurring revenue is comprised of subscription, perpetual support, and SaaS revenue.
(3)
Cash flow from operations for Q1'23 includes $0.6 million of restructuring payments and $4.3 million of acquisition and transaction-related payments. Cash flow from operations for Q1'22 includes $10.5 million of restructuring payments.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 50% of our revenue and 30% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY’23 and FY’22 by the exchange rates in effect on September 30, 2022. Changes in foreign currency exchange rates were a headwind to reported results in Q1'23, compared to Q1'22, but were a tailwind for Q1'23 compared to the exchange rates in effect on September 30, 2022.

If reported results for Q1’23 were converted into U.S. dollars based on September 30, 2022 exchange rates, ARR would have been lower by $60 million, revenue would have been lower by $5 million and expenses would have been lower by $2 million. If reported results for Q1’22 were converted into U.S. dollars based on September 30, 2022 exchange rates, ARR would have been lower by $107 million, revenue would have been lower by $35 million and expenses would have been lower by $18 million.

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, on-premises subscription) starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period over period. We recognize revenue for the license portion of on-premises subscription contracts up front when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support portion of on-premises subscription contracts and stand-alone support contracts ratably over the term. We continue to convert existing support contracts to on-premises subscriptions, resulting in a shift to up-front recognition of on-premises subscription license revenue in the period converted compared to ratable recognition for a perpetual support contract. Revenue from our cloud services (primarily SaaS) contracts is recognized ratably. We expect that over time a higher portion of our revenue will be recognized ratably as we expand our SaaS offerings, release additional cloud functionality into our products, and customers migrate from on-premises subscriptions to SaaS. Given the different mix, duration and volume of new and renewing contracts in any period, year-over-year or sequential revenue comparisons can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2022	December 31, 2021	Actual	Constant Currency
License	$172.7	$169.1	2%	9%
Support and cloud services	257.7	244.5	5%	13%
Software revenue	430.4	413.6	4%	11%
Professional services	35.6	44.1	(19)%	(13)%
Total revenue	$465.9	$457.7	2%	9%

Software revenue growth in Q1’23 was negatively impacted by the value of foreign currencies compared to the U.S. Dollar. Constant currency revenue growth was driven by our Windchill, IIoT, and Arena products.

Professional services revenue decreased in Q1’23 from Q1’22 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves, including the Q3'22 sale of a portion of our PLM services business to ITC Infotech. Foreign currency exchange rates also represented a headwind to revenue in Q1'23 compared to Q1'22, as a majority of our professional services are in Europe and Asia.

Our expectation is that professional services revenue will continue to trend down over time as we execute on our partner strategy and deliver products that require less consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2022	December 31, 2021	Actual	Constant Currency
PLM	245.4	227.2	8%	15%
CAD	185.0	186.4	(1)%	7%
Software revenue	$430.4	$413.6	4%	11%

PLM software revenue growth in Q1’23 was negatively impacted by the value of foreign currencies compared to the U.S. Dollar. Constant currency revenue growth was driven by our Windchill, IIoT, and Arena products. Additionally, Q1’23 revenue benefited from the contribution from our Codebeamer business, which we acquired in Q3’22.

ARR for the PLM product group grew 16% (20% constant currency) from Q1’22 to Q1’23, driven by Windchill.

CAD software revenue in Q1’23 was negatively impacted by the value of foreign currencies compared to the U.S. Dollar. Constant currency revenue growth was driven by Creo.

ARR for the CAD product group grew 5% (10% constant currency) from Q1’22 to Q1’23, driven by Creo.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first three months of FY'23 and FY'22 approximately 50% of software revenue was generated in the Americas, 35% in Europe, and 15% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2022	December 31, 2021	Actual	Constant Currency
Americas	$215.0	$196.8	9%	9%
Europe	149.0	140.8	6%	20%
Asia Pacific	66.4	76.0	(13)%	2%
Software revenue	$430.4	$413.6	4%	11%

Americas software revenue growth in Q1’23 was driven by sales of IIoT, Creo and Arena products.

Americas ARR was up 16% actual and constant currency, driven by Windchill and Creo.

Europe software revenue growth in Q1'23 was negatively impacted by the value of foreign currencies compared to the U.S. Dollar. On a constant currency basis, year-over-year revenue growth was driven by the Windchill product group and contribution from the Codebeamer business (which we acquired in Q3’22).

Europe ARR was up 9% (15% constant currency), driven by Windchill, Codebeamer and Creo.

Asia Pacific software revenue in Q1’23 was negatively impacted by the value of foreign currencies compared to the U.S. Dollar. On a constant currency basis, year-over-year revenue growth was driven by Creo, offset by a decline in Windchill and IIoT revenue. For both Windchill and IIoT, the average duration of on-premises subscriptions starting in the period decreased from Q1'22 to Q1'23, resulting in a reduction of on-premises subscription revenue recognized in Q1’23.

Asia Pacific ARR was up 2% (12% constant currency), driven by Creo and Windchill.

Gross Margin

(Dollar amounts in millions)	Three months ended
	December 31, 2022	December 31, 2021	Percent Change
License gross margin	$159.9	$159.3	0%
License gross margin percentage	93%	94%
Support and cloud services gross margin	$207.4	$198.6	4%
Support and cloud services gross margin percentage	81%	81%
Professional services gross margin	$2.7	$4.7	(41)%
Professional services gross margin percentage	8%	11%

Total gross margin	$370.1	$362.6	2%
Total gross margin percentage	79%	79%

Non-GAAP gross margin(1)	$380.3	$375.1	1%
Non-GAAP gross margin percentage(1)	82%	82%

(1) Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in Q1’23 compared to Q1’22 due to a $3.6 million increase in license revenue, partially offset by a $3.0 million increase in cost of license revenue, which was driven by higher royalty expenses.

Support and cloud services gross margin increased in Q1’23 compared to Q1’22 due to increases in support and cloud services revenue of $13.2 million, partially offset by increases in cost of support and cloud services of $4.3 million, which were driven by higher hosting, travel and maintenance costs.

Professional services gross margin decreased in Q1’23 compared to Q1’22, primarily due to decrease in professional services revenue of $8.6 million, partially offset by decrease in professional services costs of $6.6 million.

Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 31, 2022	December 31, 2021	Percent Change
Sales and marketing	$118.4	$125.5	(6)%
% of total revenue	25%	27%
Research and development	$88.2	$80.5	9%
% of total revenue	19%	18%
General and administrative	$51.0	$51.9	(2)%
% of total revenue	11%	11%
Amortization of acquired intangible assets	$8.0	$8.5	(5)%
% of total revenue	2%	2%
Restructuring and other charges (credits), net	$(0.3)	$34.0	(101)%
% of total revenue	(0)%	7%
Total operating expenses	$265.2	$300.4	(12)%

Headcount increased 2% in Q1'23 compared to Q1'22, primarily driven by our acquisition of the Codebeamer business.

Operating expenses in Q1'23 compared to operating expenses in Q1'22 decreased primarily due to the following:

•
a $34 million decrease in restructuring charges primarily related to the restructuring plan initiated in Q1’22;
•
a $5 million decrease in compensation expense (including benefit costs) largely driven by foreign currency; and
•
a $3 million decrease in stock-based compensation.

partially offset by:

•
a $5 million increase in acquisition and transaction-related costs;
•
a $3 million increase in travel expenses; and
•
a $2 million increase in software subscriptions.

Interest Expense

(Dollar amounts in millions)	Three months ended
	December 31, 2022	December 31, 2021	Percent Change
Interest and debt premium expense	$(16.4)	$(13.0)	26%

Interest expense includes interest on our credit facility and senior notes. We had $1.4 billion of total debt at the end of Q1'23, compared to $1.5 billion at the end of Q1'22. The average interest rate on borrowings outstanding was 4.2% for Q1'23, compared to 3.2% for Q1'22.

We expect that interest expense will increase over the remainder of the year, driven by incremental debt incurred in connection with the ServiceMax acquisition in Q2'23 and increasing interest rates under our variable-rate revolving credit facility.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended
	December 31, 2022	December 31, 2021	Percent Change
Interest income	$1.0	$0.5	104%
Other income (expense), net	(3.1)	5.7	(154)%
Other income (expense), net	$(2.1)	$6.2	(134)%

Interest income represents earnings on the investment of our available cash and marketable securities.

The $8.3 million decrease in Other income (expense), net, for Q1'23 compared to Q1'22 was driven by a $9.8 million unrealized gain related to an equity investment in a publicly-traded company recorded in Q1’22.

Income Taxes

(Dollar amounts in millions)	Three months ended
	December 31, 2022	December 31, 2021	Percent Change
Income before income taxes	$86.4	$55.4	56%
Provision for income taxes	$11.4	$9.3	23%
Effective income tax rate	13%	17%

In Q1’23 and Q1’22, our effective tax rate differed from the statutory federal income tax rate of 21% due to U.S. tax reform, our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the excess tax benefit related to stock-based compensation. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In Q1’23 and Q1’22, the foreign rate differential predominantly relates to these earnings.

In Q1’23 and Q1’22, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

(in millions)	December 31, 2022	September 30, 2022
Cash and cash equivalents	$387.6	$272.2
Restricted cash	0.7	0.7
Total	$388.3	$272.9

(in millions)	Three months ended
	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$180.9	$137.7
Net cash (used in) provided by investing activities	$(20.1)	$2.7
Net cash used in financing activities	$(54.0)	$(169.1)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 2022, cash and cash equivalents totaled $388 million, compared to $272 million at September 30, 2022.

A significant portion of our cash is generated and held outside the U.S. As of December 31, 2022, we had cash and cash equivalents of $125 million in the U.S., $95 million in Europe, $142 million in Asia Pacific (including India) and $26 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but we believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities was $181 million in Q1'23, compared to $138 million in Q1'22. The increase in cash from operations in Q1'23 compared to Q1'22 was primarily driven by an increase in collections as our ARR (which generates customer billings) has grown year-over-year and lower salary-related payments. Cash from operations for Q1'23 included $0.6 million of restructuring payments, compared to $10.5 million of restructuring payments in Q1'22. In Q1'23 cash from operations also included $4.3 million of acquisition-related payments.

Cash (Used In) Provided by Investing Activities

(in millions)	Three months ended
	December 31, 2022	December 31, 2021
Additions to property and equipment	$(9.2)	$(3.4)
Settlement of net investment hedges	(10.8)	6.5
Other	(0.1)	(0.4)
Net cash (used in) provided by investing activities	$(20.1)	$2.7

Cash (used in) provided by investing activities in Q1’23 reflects settlement of net investment hedges of $10.8 million and additions to property and equipment of $9.2 million. Cash provided by investing activities in Q1’22 reflects settlement of net investment hedges of $6.5 million, offset by additions to property and equipment of $3.4 million.

Cash Used in Financing Activities

(in millions)	Three months ended
	December 31, 2022	December 31, 2021
Repurchases of common stock	$—	$(119.7)
Payments of withholding taxes in connection with stock-based awards	(52.4)	(49.2)
Credit facility origination costs	(1.4)	—
Payment of principal for financing leases	(0.2)	(0.2)
Net cash used in financing activities	$(54.0)	$(169.1)

Cash used in financing activities in Q1'23 reflects payments of withholding taxes related to stock-based awards of $52 million and credit facility origination costs of $1.4 million. Cash used in financing activities in Q1'22 include the repurchase of common stock of $120 million and payments of withholding taxes related to stock-based awards of $49 million.

Outstanding Debt

(in millions)	December 31, 2022
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolver	359.0
Total debt	$1,359.0
Unamortized debt issuance costs for the senior notes	(7.8)
Total debt, net of issuance costs	$1,351.2

Undrawn under credit facility revolver	$641.0
Undrawn under credit facility revolver available to borrow	$625.3

As of December 31, 2022, we were in compliance with all financial and operating covenants of our then existing credit facility and the note indentures.

At the beginning of Q2'23, we entered into a new credit agreement which consisted of a $500 million term loan and a $1.25 billion credit facility revolver, which replaced our previous $1.0 billion credit facility revolver. Refer to Note 15. Subsequent Events and Note 12. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional discussion of our credit agreements.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditures requirements (which we expect to be approximately $20 million in FY’23) through at least the next twelve months and to meet our known long-term capital requirements.

On January 3, 2023, in conjunction with the ServiceMax acquisition, we terminated and repaid our prior credit facility and borrowed $630 million under the revolving credit line of the new credit facility and $500 million under a new term loan portion of the new credit facility. By the end of Q2’23, we anticipate reducing the amounts owed under the new credit facility revolver to approximately $450 million. During the remainder of FY'23 and FY'24, we expect to use a substantial portion of our cash generated from operating activities to repay debt outstanding under our new credit facility revolver, and expect that we will not repurchase shares in those periods as we seek to reduce our debt.

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

Operating Measure

ARR

We provide an ARR (Annual Run Rate) operating measure to help investors understand and assess the performance of our business as a SaaS and on-premises subscription company. ARR represents the annualized value of our portfolio of active subscription software, cloud, SaaS and support contracts as of the end of the reporting period.

We believe ARR is a valuable operating metric to measure the health of a subscription business because it captures expected subscription and support cash generation from customers.

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and the reasons we exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2022.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable, stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in general and administrative expenses; restructuring and other charges, net; non-operating charges (credits), including those associated with the sale of a portion of our PLM services business and gains or losses on equity investments; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

(in millions, except per share amounts)	Three months ended
	December 31, 2022	December 31, 2021
GAAP gross margin	$370.1	$362.6
Stock-based compensation	4.1	6.0
Amortization of acquired intangible assets included in cost of revenue	6.1	6.5
Non-GAAP gross margin	$380.3	$375.1
GAAP operating income	$104.9	$62.2
Stock-based compensation	41.5	45.9
Amortization of acquired intangible assets	14.2	15.0
Acquisition and transaction-related charges	5.8	1.1
Restructuring and other charges (credits), net	(0.3)	34.0
Non-GAAP operating income	$166.0	$158.1
GAAP net income	$75.0	$46.1
Stock-based compensation	41.5	45.9
Amortization of acquired intangible assets	14.2	15.0
Acquisition and transaction-related charges	5.8	1.1
Restructuring and other charges (credits), net	(0.3)	34.0
Non-operating charges (credits), net (1)	0.5	(9.8)
Income tax adjustments (2)	(18.7)	(19.2)
Non-GAAP net income	$118.0	$113.1
GAAP diluted earnings per share	$0.63	$0.39
Stock-based compensation	0.35	0.39
Amortization of acquired intangible assets	0.12	0.13
Acquisition and transaction-related charges	0.05	0.01
Restructuring and other charges (credits), net	(0.00)	0.29
Non-operating charges (credits), net (1)	0.00	(0.08)
Income tax adjustments (2)	(0.16)	(0.16)
Non-GAAP diluted earnings per share	$0.99	$0.95

Cash provided by operating activities	$180.9	$137.7
Capital expenditures	(9.2)	(3.4)
Free cash flow	$171.7	$134.4
(1)
In Q1’23, we recognized a $0.5 million financing charge for a debt commitment agreement associated with our anticipated acquisition of ServiceMax. In Q1'22, we recorded a $9.8 million gain on an investment in a publicly-traded company.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2022	December 31, 2021
GAAP operating margin	22.5%	13.6%
Stock-based compensation	8.9%	10.0%
Amortization of acquired intangible assets	3.0%	3.3%
Acquisition and transaction-related charges	1.2%	0.2%
Non-operating charges (credits), net	(0.1)%	7.4%
Non-GAAP operating margin	35.6%	34.5%

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2022 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings can be found in Note 14. Commitments and Contingencies – Legal Proceedings – 401(k) Plan of Notes to Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

2

Share Purchase Agreement dated as of November 17, 2022, by and among PTC Inc., ServiceMax JV, LP, and ServiceMax, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on November 17, 2022 (File No. 0-18059) and incorporated herein by reference).

3.1

Restated Articles of Organization of PTC Inc. adopted August 4, 2015 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 0-18059) and incorporated herein by reference).

3.2

Amended and Restated By-Laws of PTC Inc., as amended through June 24, 2021 (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (File No. 0-18059) and incorporated herein by reference)

4.1

Indenture, dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

4.2	Form of 3.625% senior unsecured notes due 2025 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

4.3	Form of 4.000% senior unsecured notes due 2028 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

10

Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on January 3, 2023 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 ("Q1 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and December 31, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2022 and December 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and December 31, 2021; (v) Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2022 and December 31, 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page of this Q1'23 Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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

Date: February 9, 2023