Form 10-Q
period 2023-03-31
PTC INC.
filed 2023-05-03
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 118,353,472 shares of our common stock outstanding on May 2, 2023.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2023

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$320,477	$272,182
Accounts receivable, net of allowance for doubtful accounts of $355 and $362 at March 31, 2023 and September 30, 2022, respectively	643,017	636,556
Prepaid expenses	119,298	88,854
Other current assets	83,618	71,065
Total current assets	1,166,410	1,068,657
Property and equipment, net	92,003	98,101
Goodwill	3,369,041	2,353,654
Acquired intangible assets, net	979,221	382,718
Deferred tax assets	151,154	256,091
Operating right-of-use lease assets	150,327	137,780
Other assets	391,464	390,267
Total assets	$6,299,620	$4,687,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,693	$40,153
Accrued expenses and other current liabilities	138,184	117,158
Accrued compensation and benefits	110,027	104,022
Accrued income taxes	13,319	5,142
Deferred acquisition payments	620,040	—
Deferred revenue	649,262	503,781
Short-term lease obligations	24,521	22,002
Total current liabilities	1,593,046	792,258
Long-term debt	1,917,703	1,350,628
Deferred tax liabilities	38,221	28,396
Deferred revenue	22,142	16,552
Long-term lease obligations	177,106	167,573
Other liabilities	32,868	35,827
Total liabilities	3,781,086	2,391,234
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,334 and 117,472 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	1,182	1,175
Additional paid-in capital	1,749,574	1,720,580
Retained earnings	866,276	727,737
Accumulated other comprehensive loss	(98,498)	(153,458)
Total stockholders’ equity	2,518,534	2,296,034
Total liabilities and stockholders’ equity	$6,299,620	$4,687,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue:
License	$196,993	$218,375	$369,691	$387,483
Support and cloud services	304,071	243,875	561,727	488,360
Total software revenue	501,064	462,250	931,418	875,843
Professional services	41,117	42,977	76,673	87,105
Total revenue	542,181	505,227	1,008,091	962,948
Cost of revenue:
Cost of license revenue	17,039	11,936	29,792	21,730
Cost of support and cloud services revenue	59,137	44,768	109,362	90,653
Total cost of software revenue	76,176	56,704	139,154	112,383
Cost of professional services revenue	37,330	36,633	70,142	76,072
Total cost of revenue	113,506	93,337	209,296	188,455
Gross margin	428,675	411,890	798,795	774,493
Operating expenses:
Sales and marketing	129,207	116,408	247,590	241,884
Research and development	100,349	81,935	188,526	162,469
General and administrative	65,923	47,469	116,894	99,409
Amortization of acquired intangible assets	10,656	8,450	18,682	16,934
Restructuring and other charges (credits), net	1	(1,562)	(337)	32,429
Total operating expenses	306,136	252,700	571,355	553,125
Operating income	122,539	159,190	227,440	221,368
Interest and debt premium expense	(41,525)	(12,239)	(57,883)	(25,225)
Other income (expense), net	55	(43,385)	(2,064)	(37,201)
Income before income taxes	81,069	103,566	167,493	158,942
Provision for income taxes	17,565	13,887	28,954	23,174
Net income	$63,504	$89,679	$138,539	$135,768
Earnings per share—Basic	$0.54	$0.77	$1.17	$1.16
Earnings per share—Diluted	$0.53	$0.76	$1.17	$1.15
Weighted-average shares outstanding—Basic	118,260	117,008	118,037	117,135
Weighted-average shares outstanding—Diluted	119,041	117,811	118,912	118,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income	$63,504	$89,679	$138,539	$135,768
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.7 million and $(1.2) million in the second quarter of 2023 and 2022, respectively, and $4.5 million and $(2.0) million in the first six months of 2023 and 2022, respectively	(1,999)	3,697	(13,484)	6,192
Foreign currency translation adjustment, net of tax of $0 for each period	8,747	(11,356)	68,776	(17,024)
Amortization of net actuarial pension loss included in net income, net of tax of $0 million and $(0.1) million in the second quarter of 2023 and 2022, respectively, and $0 million and $(0.2) million in the first six months of 2023 and 2022, respectively	41	260	82	525
Change in unamortized pension gain (loss) during the period related to changes in foreign currency	(65)	538	(414)	923
Other comprehensive income (loss)	6,724	(6,861)	54,960	(9,384)
Comprehensive income	$70,228	$82,818	$193,499	$126,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$138,539	$135,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,037	43,468
Amortization of right-of-use lease assets	16,564	17,536
Stock-based compensation	93,750	83,863
Loss on investment	—	34,847
Other non-cash items, net	(2,089)	(110)
Loss on disposal of fixed assets
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	86,478	12,310
Accounts payable and accrued expenses	11,110	(23,388)
Accrued compensation and benefits	(18,468)	(16,544)
Deferred revenue	36,092	47,012
Accrued income taxes	(12,169)	(6,279)
Other current assets and prepaid expenses	(786)	(20,569)
Operating lease liabilities	4,985	(3,360)
Other noncurrent assets and liabilities	(11,174)	(24,493)
Net cash provided by operating activities	391,869	280,061
Cash flows from investing activities:
Additions to property and equipment	(12,950)	(5,510)
Acquisitions of businesses, net of cash acquired	(828,271)	—
Proceeds from sale of investments	—	42,693
Purchases of investments	(5,823)	—
Purchase of intangible assets	—	(4,454)
Settlement of net investment hedges	(12,544)	11,308
Divestitures of businesses and assets, net	(154)
Net cash provided by (used in) investing activities	(859,742)	44,037
Cash flows from financing activities:
Borrowings under credit facility	1,130,000	—
Repayments of borrowings under credit facility	(564,000)	(175,000)
Repurchases of common stock	—	(125,000)
Proceeds from issuance of common stock	10,592	10,857
Payments of withholding taxes in connection with stock-based awards	(56,022)	(50,595)
Payments of principal for financing leases	(217)	(239)
Credit facility origination costs	(13,355)	—
Net cash provided by (used in) financing activities	506,998	(339,977)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9,181	(3,739)
Net change in cash, cash equivalents, and restricted cash	48,306	(19,618)
Cash, cash equivalents, and restricted cash, beginning of period	272,888	327,046
Cash, cash equivalents, and restricted cash, end of period	$321,194	$307,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended March 31, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	118,161	$1,182	$1,701,817	$802,772	$(105,222)	$2,400,549
Common stock issued for employee stock-based awards	94	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(23)	(1)	(3,146)	—	—	(3,147)
Common stock issued for employee stock purchase plan	102	—	10,592	—	—	10,592
Compensation expense from stock-based awards	—	—	40,312	—	—	40,312
Net income	—	—	—	63,504	—	63,504
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(1,999)	(1,999)
Foreign currency translation adjustment	—	—	—	—	8,747	8,747
Change in pension benefits, net of tax	—	—	—	—	(24)	(24)
Balance as of March 31, 2023	118,334	$1,182	$1,749,574	$866,276	$(98,498)	$2,518,534

	Six months ended March 31, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,184	12	(12)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(424)	(5)	(56,017)	—	—	(56,022)
Common stock issued for employee stock purchase plan	102	—	10,592	—	—	10,592
Compensation expense from stock-based awards	—	—	74,431	—	—	74,431
Net income	—	—	—	138,539	—	138,539
Unrealized loss on net investment hedges, net of tax	—	—	—	—	(13,484)	(13,484)
Foreign currency translation adjustment	—	—	—	—	68,776	68,776
Change in pension benefits, net of tax	—	—	—	—	(332)	(332)
Balance as of March 31, 2023	118,334	$1,182	$1,749,574	$866,276	$(98,498)	$2,518,534

	Three months ended March 31, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2021	116,870	$1,169	$1,590,285	$460,745	$(98,387)	$1,953,812
Common stock issued for employee stock-based awards	51	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(12)	—	(1,430)	—	—	(1,430)
Common stock issued for employee stock purchase plan	110	1	10,856	—	—	10,857
Compensation expense from stock-based awards	—	—	37,921	—	—	37,921
Repurchases of common stock	(43)	(1)	—	—	—	(1)
Net income	—	—	—	89,679	—	89,679
Unrealized gain on net investment hedges, net of tax	—	—	—	—	3,697	3,697
Foreign currency translation adjustment	—	—	—	—	(11,356)	(11,356)
Change in pension benefits, net of tax	—	—	—	—	798	798
Balance as of March 31, 2022	116,976	$1,170	$1,637,631	$550,424	$(105,248)	$2,083,977

	Six months ended March 31, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,171	12	(12)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(422)	(4)	(50,591)	—	—	(50,595)
Common stock issued for employee stock purchase plan	110	1	10,856	—	—	10,857
Compensation expense from stock-based awards	—	—	83,863	—	—	83,863
Repurchase of common stock	(1,046)	(11)	(124,989)	—	—	(125,000)
Net income	—	—	—	135,768	—	135,768
Unrealized gain on net investment hedges, net of tax	—	—	—	—	6,192	6,192
Foreign currency translation adjustment	—	—	—	—	(17,024)	(17,024)
Change in pension benefits, net of tax	—	—	—	—	1,448	1,448
Balance as of March 31, 2022	116,976	$1,170	$1,637,631	$550,424	$(105,248)	$2,083,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows as of the dates and for the periods indicated. The September 30, 2022 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

Pending Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to our consolidated financial statements.

2. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

(in thousands)	March 31, 2023	September 30, 2022
Contract asset	$23,771	$21,096
Deferred revenue	$671,404	$520,333

As of March 31, 2023, $22.5 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in Other current assets. The remainder is included in Other long-term assets and expected to be transferred within the next 24 months. Approximately $7.9 million of the September 30, 2022 contract asset balance was transferred to receivables during the six months ended March 31, 2023 as a result of the right to payment becoming unconditional. Additions to contract assets of approximately $10.6 million primarily related to revenue recognized in the period, net of billings. The majority of the contract asset balance relates to two large professional services contracts with invoicing terms based on performance milestones. There were no impairments of contract assets during the six months ended March 31, 2023.

During the six months ended March 31, 2023, we recognized $362.3 million of revenue that was included in Deferred revenue as of September 30, 2022 and there were additional deferrals of $415.6 million, primarily related to new billings. In addition, Deferred revenue increased by $97.8 million as a result of the acquisition of ServiceMax. For subscription contracts we generally invoice customers annually. The balance of total short- and long-term receivables as of March 31, 2023 was $862.8 million, compared to total short- and long-term receivables as of September 30, 2022 of $871.0 million.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of March 31, 2023 and September 30, 2022, our total revenue liability was $27.1 million and $34.2 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debt, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $0.4 million as of March 31, 2023 and $0.4 million as of September 30, 2022. Uncollectible trade accounts receivable written off, net of recoveries and net bad debt expense were immaterial for the three and six months ended March 31, 2023 and 2022.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs are primarily related to commissions. As of March 31, 2023 and September 30, 2022, deferred costs of $42.3 million and $40.7 million, respectively, are included in Other current assets and $77.3 million and $77.0 million, respectively, are included in Other assets (non-current). Amortization expense related to costs to obtain a contract with a customer was $12.5 million and $24.5 million in the three and six months ended March 31, 2023, respectively, and $12.7 million and $24.3 million in the three and six months ended March 31, 2022, respectively. There were no impairments of the contract cost asset in the three and six months ended March 31, 2023 and March 31, 2022.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of March 31, 2023, the transaction price amounts include performance obligations of $671.4 million recorded in deferred revenue and $1,337.0 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 58% of the total $2,008.4 million over the next 12 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Recurring revenue(1)	$492,143	$452,710	$909,253	$857,835
Perpetual license	8,921	9,540	22,165	18,008
Professional services	41,117	42,977	76,673	87,105
Total revenue	$542,181	$505,227	$1,008,091	$962,948
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

Restructuring Charges (Credits)

In the first quarter of 2022, we committed to a plan to restructure our workforce and consolidate select facilities to align our customer-facing and product-related functions with the SaaS industry best practices and accelerate the opportunity for our on-premises customers to move to the cloud. The restructuring plan resulted in charges of $33.1 million in 2022, primarily associated with the termination benefits of approximately 330 employees.

Restructuring accrual balances as of March 31, 2023 and September 30, 2022 and activity for the six months ended March 31, 2023 were immaterial. The following table summarizes restructuring accrual activity for the six months ended March 31, 2022:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2021	$1,981	$3,505	$5,486
Charges (credits) to operations, net	33,428	(377)	33,051
Cash disbursements	(25,744)	(1,336)	(27,080)
Foreign exchange impact	(354)	—	(354)
Accrual, March 31, 2022	$9,311	$1,792	$11,103

The accrual for employee severance and related benefits is included in Accrued compensation and benefits in the Consolidated Balance Sheets.

The accrual for facility closures and related costs is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. In addition to the payments referenced above, payments related to lease costs for exited facilities were $0.6 million and $1.3 million in the second quarter and first six months of 2022, respectively.

4. Stock-based Compensation

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, directors, officers and consultants. We award RSUs as our principal equity incentive awards.

The following table shows RSU activity for the six months ended March 31, 2023:

(in thousands, except grant date fair value data)	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance of outstanding RSUs, October 1, 2022	2,754	$105.07
Granted(1)	1,202	$127.59
Vested	(1,184)	$104.78
Forfeited or not earned	(94)	$112.24
Balance of outstanding RSUs, March 31, 2023	2,678	$115.07
(1)
RSUs granted includes 38 thousand shares from prior period rTSR awards that were earned upon achievement of the performance criteria and vested in November 2022, and 61 thousand shares from prior period performance-based awards that were earned upon achievement of the performance criteria and vested in November 2022.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Six months ended March 31, 2023
Performance-based RSUs(1)	69
Service-based RSUs(2)	965
Relative Total Shareholder Return RSUs(3)	69
(1)
The performance-based RSUs are primarily made up of RSUs granted to our executives and are eligible to vest based upon annual performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2023, November 15, 2024, and November 15, 2025, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs granted can be earned.
(2)
The service-based RSUs were granted to employees, including our executive officers. The majority of service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.
(3)
The rTSR RSUs were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of the measurement period ending on September 30, 2025. The RSUs earned will vest on November 15, 2025. Up to a maximum of two times the number of rTSR RSUs granted may vest. If the PTC stock price as of September 30, 2022 is higher than the PTC stock price as of September 30, 2025, but still meets or exceeds the peer group indexed return, a maximum of 100% of the rTSR RSUs granted may vest.

The weighted-average fair value of the rTSR RSUs on the grant date was $179.60 per RSU. The fair value of the rTSR RSUs was determined using a Monte Carlo simulation model.

The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	41.54%
Risk free interest rate	4.12%
Dividend yield	—%

Total value on vest date of RSUs vested are as follows:

(in thousands)	Three months ended		Six months ended
Value of stock option and stock-based award activity	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Total value of RSU awards at vest	$12,507	$5,838	$156,301	$140,168

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Cost of license revenue	$51	$37	$88	$75
Cost of support and cloud services revenue	3,195	2,161	5,985	5,639
Cost of professional services revenue	2,500	2,066	3,748	4,522
Sales and marketing	12,845	11,446	25,041	24,527
Research and development	15,580	9,504	27,038	19,680
General and administrative	18,075	12,707	31,850	29,420
Total stock-based compensation expense	$52,246	$37,921	$93,750	$83,863

Stock-based compensation expense includes $1.6 million and $3.5 million in the second quarter and first six months of 2023, respectively, and $1.3 million and $3.2 million in the second quarter and first six months of 2022, respectively, related to our employee stock purchase plan.

As of March 31, 2023, we had liability-classified awards related to stock-based compensation of $19.3 million.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income	$63,504	$89,679	$138,539	$135,768
Weighted-average shares outstanding—Basic	118,260	117,008	118,037	117,135
Dilutive effect of restricted stock units	781	803	875	1,027
Weighted-average shares outstanding—Diluted	119,041	117,811	118,912	118,162
Earnings per share—Basic	$0.54	$0.77	$1.17	$1.16
Earnings per share—Diluted	$0.53	$0.76	$1.17	$1.15

Anti-dilutive shares were immaterial for the three and six months ended March 31, 2023 and 2022.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $1 billion of our common stock in the period October 1, 2020 through September 30, 2023. In the second quarter and first six months of 2023, we did not repurchase any shares. In the second quarter and first six months of 2022, we repurchased 43 thousand shares for $5.3 million and 1,046 thousand shares for $125.0 million, respectively. All shares repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions and Disposition of Business

Acquisition and transaction-related costs in the second quarter and first six months of 2023 totaled $11.9 million and $17.7 million, respectively, compared to $3.9 million and $5.0 million in the second quarter and first six months of 2022, respectively. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Acquisition and transaction-related costs include direct costs of potential and completed acquisitions and dispositions (e.g., investment banker fees and professional fees, including diligence, legal and valuation services), expenses related to acquisition integration activities (e.g., professional fees and severance), and third-party costs related to structuring transactions.

Our results of operations include or exclude, as applicable, the results of acquired or sold businesses beginning on their respective acquisition or sale date.

ServiceMax

On January 3, 2023, we acquired ServiceMax, Inc. pursuant to a Share Purchase Agreement dated November 17, 2022 by and among PTC, ServiceMax, Inc., and ServiceMax JV, LP. ServiceMax develops and licenses cloud-native, product-centric field service management (FSM) software, which is included within our PLM product group. The purchase price of $1,448.2 million, net of cash acquired, is payable in two installments. Upon closing of the transaction, PTC paid the first installment of $828.2 million, as adjusted for working capital, indebtedness, cash, and transaction expenses as set forth in the Share Purchase Agreement. The remaining installment of $650.0 million, of which $620.0 million represents the fair value as of the acquisition date and $30.0 million is imputed interest, is payable on October 2, 2023. The fair value of the deferred acquisition payment was calculated based on our borrowing rate at the time of the acquisition.

PTC borrowed $630 million under the revolving line of our new credit facility and $500 million under the term loan of the new credit facility to repay amounts under the prior credit facility and to pay the closing purchase price and transaction expenses related to the acquisition. ServiceMax had approximately 500 employees on the close date. In the three months ended March 31, 2023, ServiceMax revenue was $45.2 million and ServiceMax earnings were immaterial.

The acquisition of ServiceMax has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues, future costs, and an applicable discount rate. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period as we receive additional information relevant to the value of deferred tax assets and liabilities.

The following table outlines the preliminary purchase price allocation for ServiceMax. We have also recorded a liability of $620.0 million related to the fair value of the $650.0 million deferred purchase price payment.

(in thousands)
Goodwill	$975,132
Customer relationships	509,200
Purchased software	106,900
Accounts receivable	58,722
Trademarks	9,000
Other net assets	5,540
Net tax liability	(118,437)
Deferred revenue	(97,829)
Total	$1,448,228

The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 19 years, 10 years, and 10 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill was allocated to our software products segment and will not be deductible for income tax purposes. The resulting amount of goodwill reflects expected future growth as ServiceMax expands our closed-loop product lifecycle management (PLM) strategy.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for PTC and ServiceMax. The unaudited pro forma financial information for all periods presented includes adjustments to reflect certain business combination effects, including: amortization of acquired intangible assets, including the elimination of related ServiceMax expenses; acquisition-related costs incurred by both parties; reversal of certain costs incurred by ServiceMax which would not have been incurred had the acquisition occurred at the beginning of fiscal 2022; interest expense under the new combined capital structure; stock-based compensation charges; and the related tax effects as though ServiceMax was acquired as of the beginning of fiscal 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022.

The unaudited pro forma financial information for the three and six months ended March 31, 2023 and 2022 combines the historical results of PTC for those periods and the historical results of ServiceMax for the three and six months ended April 30, 2022, respectively, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

(in thousands)	Pro forma three months ended		Pro forma six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue	$542,181	$546,685	$1,051,776	$1,044,400
Net income	$74,805	$71,839	$132,436	$76,591

The impact from acquisitions other than ServiceMax for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

Intland Software

On April 29, 2022, we acquired Intland Software, GmbH, and Eger Invest GmbH (together, “Intland Software”) pursuant to a Share Sale and Purchase Agreement. Intland Software developed and marketed the Codebeamer™ Application Lifecycle Management (ALM) family of software products, which is included within our PLM product group. The purchase price was $278.1 million, net of cash acquired, which was financed with cash on hand and $264 million borrowed under our credit facility. Intland Software had approximately 150 employees on the close date.

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

The following table outlines the purchase price allocation for Intland Software:

(in thousands)
Goodwill	$240,971
Customer relationships	38,800
Purchased software	19,100
Accounts receivable	6,506
Trademarks	1,300
Net tax liability	(20,811)
Deferred revenue	(6,925)
Other net liabilities	(818)
Total	$278,123

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

Additional future contingent consideration of up to $20 million may be received through June 1, 2024, based on certain performance milestones. We have elected to defer the recognition of gains associated with contingent consideration until they become realizable.

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

As of March 31, 2023, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $4,337.1 million and attributable to our Professional Services segment was $11.2 million. As of September 30, 2022, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $2,725.2 million and attributable to our Professional Services segment was $11.2 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. If a reporting unit's carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its estimated fair value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We completed our annual goodwill impairment review as of June 30, 2022. This review consisted of a qualitative assessment of our Software Products segment and a quantitative assessment of our Professional Services segment. Our qualitative assessment for Software Products included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of each reporting unit relative to its carrying value at the last valuation date (June 27, 2020). Our quantitative assessment for the Professional Services segment compared the fair value of the reporting unit to its carrying value. We estimated the fair value of the Professional Services reporting unit using a discounted cash flow valuation model. Based on our qualitative assessment for the Software Products segment and quantitative assessment for the Professional Services segment as of June 30, 2022, no impairment was required. Through March 31, 2023, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 31, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,369,041			$2,353,654
Intangible assets with finite lives (amortized):
Purchased software	$616,665	$376,637	$240,028	$502,859	$355,857	$147,002
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,116,040	395,336	720,704	594,970	369,390	225,580
Trademarks and trade names	36,968	18,479	18,489	27,546	17,410	10,136
Other	3,903	3,903	—	3,766	3,766	—
Total intangible assets with finite lives	$1,796,453	$817,232	$979,221	$1,152,018	$769,300	$382,718
Total goodwill and acquired intangible assets			$4,348,262			$2,736,372

Goodwill

Changes in goodwill presented by reportable segments were as follows:

(in thousands)	Software Products	Professional Services	Total
Balance, October 1, 2022	$2,344,019	$9,635	$2,353,654
ServiceMax acquisition	975,131	—	975,131
Foreign currency translation adjustment	40,091	165	40,256
Balance, March 31, 2023	$3,359,241	$9,800	$3,369,041

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Amortization of acquired intangible assets	$10,656	$8,450	$18,682	$16,934
Cost of license revenue	9,834	5,921	15,976	12,414
Total amortization expense	$20,490	$14,371	$34,658	$29,348

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and September 30, 2022 were as follows:

(in thousands)	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$97,293	$—	$—	$97,293
Convertible note	—	—	2,000	2,000
Forward contracts	—	1,038	—	1,038
Options	—	780	—	780
	$97,293	$1,818	$2,000	$101,111
Financial liabilities:
Forward contracts	—	3,190	—	3,190
	$—	$3,190	$—	$3,190

(in thousands)	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$102,313	$—	$—	$102,313
Convertible note	—	—	2,000	2,000
Forward contracts	—	9,058	—	9,058
	$102,313	$9,058	$2,000	$113,371
Financial liabilities:
Forward contracts	—	2,908	—	2,908
	$—	$2,908	$—	$2,908
(1)
Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security is classified as available-for-sale and is included in Other assets on the Consolidated Balance Sheet. There were no changes in the fair value of this level 3 investment in the three and six months ended March 31, 2023.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in Other assets on the Consolidated Balance Sheets and totaled $6.0 million as of March 31, 2023 and $1.0 million as of September 30, 2022.

Equity Securities

During the second quarter and first six months of 2022, we recognized a loss of $44.6 million and $34.8 million, respectively, in Other income (expense), net related to fluctuations in the value of equity securities we held in Matterport, Inc. All shares owned in Matterport were sold in the second quarter of 2022 for an aggregate price of $42.7 million. We did not hold any equity securities as of March 31, 2023 or September 30, 2022.

9. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2023	September 30, 2022	March 31, 2023	September 30, 2022
Derivative assets(1):
Forward Contracts	$44	$1,960	$994	$7,098
Options	$—	$—	$780	$—
Derivative liabilities(2):
Forward Contracts	$1,361	$—	$1,829	$2,908
(1)
As of March 31, 2023 and September 30, 2022, current derivative assets of $1.8 million and $9.1 million, respectively, are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of March 31, 2023 and September 30, 2022, current derivative liabilities of $3.2 million and $2.9 million, respectively, are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of March 31, 2023 and September 30, 2022, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2023	September 30, 2022
Canadian / U.S. Dollar	$4,651	$2,731
Euro / U.S. Dollar(1)	540,165	316,869
British Pound / U.S. Dollar	6,749	7,368
Israeli Shekel / U.S. Dollar	11,270	12,052
Japanese Yen / U.S. Dollar(2)	42,545	25,566
Swiss Franc / U.S. Dollar	12,895	25,559
Swedish Krona / U.S. Dollar	15,461	35,713
Singapore Dollar / U.S. Dollar	—	3,637
Chinese Renminbi / U.S. Dollar	6,233	23,965
New Taiwan Dollar / U.S. Dollar	2,087	13,906
Korean Won/ U.S. Dollar	—	4,919
Danish Krone/ U.S. Dollar	5,523	3,192
Australian Dollar/ U.S. Dollar	3,391	3,269
Hong Kong Dollar/U.S. Dollar	3,415	785
All other	3,576	3,647
Total	$657,961	$483,178
(1)
As of March 31, 2023, $446.7 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $93.5 million relates to options. As of September 30, 2022, all the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.
(2)
As of March 31, 2023, $1.5 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $41.0 million relates to options. As of September 30, 2022, all the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2023 and March 31, 2022:

(in thousands)		Three months ended		Six months ended
	Location of (Gain) Loss	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net realized and unrealized (gain) loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(1,422)	$3,797	$(12,431)	$362

In the three months ended March 31, 2023 and March 31, 2022, foreign currency losses, net were $0.8 million and foreign currency gains, net were $0.4 million, respectively. In the six months ended March 31, 2023 and March 31, 2022 foreign currency losses, net were $3.9 million and $4.0 million, respectively.

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

As of March 31, 2023 and September 30, 2022, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2023	September 30, 2022
Euro / U.S. Dollar	$232,807	$110,446
Japanese Yen / U.S. Dollar	11,487	—
Total	$244,294	$110,446

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2023 and March 31, 2022:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Gain (loss) recognized in OCI	OCI	$(915)	$81	$(5,425)	$(3,075)
Gain (loss) reclassified from OCI	OCI	(1,996)	(1,415)	5,034	(7,150)
Gain recognized, excluded portion	Other income (expense), net	1,179	342	2,148	609

As of March 31, 2023, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2023:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2023	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$1,038	$—	$1,038	$(1,038)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of March 31, 2023:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2023	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$3,190	$—	$3,190	$(1,038)	$—	$2,152

10. Segment and Geographic Information

We operate within a single industry segment – computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services. We do not allocate sales and marketing or general and administrative expense to our operating segments as these activities are managed on a consolidated basis. Additionally, segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operating performance.

The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Software Products
Revenue	$501,064	$462,250	$931,418	$875,843
Operating costs(1)	147,865	121,016	278,593	237,044
Profit	353,199	341,234	652,825	638,799

Professional Services
Revenue	41,117	42,977	76,673	87,105
Operating costs(2)	34,830	34,567	66,394	71,550
Profit	6,287	8,410	10,279	15,555

Total segment revenue	542,181	505,227	1,008,091	962,948
Total segment costs	182,695	155,583	344,987	308,594
Total segment profit	359,486	349,644	663,104	654,354

Unallocated operating expenses:
Sales and marketing expenses	116,362	104,962	222,549	217,357
General and administrative expenses	35,965	30,859	67,355	65,036
Restructuring and other charges (credits), net	1	(1,562)	(337)	32,429
Intangibles amortization	20,490	14,371	34,658	29,348
Stock-based compensation	52,246	37,921	93,750	83,863
Other unallocated operating expenses(3)	11,883	3,903	17,689	4,953
Total operating income	122,539	159,190	227,440	221,368

Interest and debt premium expense	(41,525)	(12,239)	(57,883)	(25,225)
Other income (expense), net	55	(43,385)	(2,064)	(37,201)
Income before income taxes	$81,069	$103,566	$167,493	$158,942
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

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022(1)	March 31, 2023	March 31, 2022(1)
Americas	$256,376	$202,999	$483,288	$415,880
Europe	209,066	222,963	376,276	385,271
Asia Pacific	76,739	79,265	148,527	161,797
Total revenue	$542,181	$505,227	$1,008,091	$962,948
(1)
Subsequent to filing our second quarter 2022 Form 10-Q, we identified an immaterial typographical error in the above disclosure. Revenue by region was transposed for Europe and Asia Pacific for the three and six-months ended March 31, 2022. Amounts presented above for the three and six months ended March 31, 2022 reflect the corrected amounts.
11. Income Taxes

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Income before income taxes	$81,069	$103,566	$167,493	$158,942
Provision for income taxes	$17,565	$13,887	$28,954	$23,174
Effective income tax rate	22%	13%	17%	15%

In the second quarter and first six months of 2023 and 2022, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2023 and 2022, the foreign rate differential predominantly relates to these earnings.

In 2023 and 2022, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

We reassess our valuation allowance requirements each financial reporting period. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the period ended March 31, 2023, we maintain our conclusion that it is more likely than not that our deferred tax assets related to U.S. federal and state income will be realizable.

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

As of March 31, 2023 and September 30, 2022, we had unrecognized tax benefits of $27.2 million and $23.9 million, respectively. If all our unrecognized tax benefits as of March 31, 2023 were to become recognizable in the future, we would record a benefit to the income tax provision of $27.2 million, which would be partially offset by an increase in the U.S. valuation allowance of $5.4 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $5 million.

We made net income tax payments of $41.2 million and $28.4 million in the six months ended March 31, 2023 and 2022, respectively.

12. Debt

As of March 31, 2023 and September 30, 2022, we had the following long-term debt obligations:

(in thousands)	March 31, 2023	September 30, 2022
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolving line(1)	425,000	359,000
Credit facility term loan(1)	500,000	—
Total debt	1,925,000	1,359,000
Unamortized debt issuance costs for the senior notes(2)	(7,297)	(8,372)
Total debt, net of issuance costs	$1,917,703	$1,350,628
(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $8.7 million included in Other assets on the Consolidated Balance Sheet as of March 31, 2023 and $2.7 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2022.
(2)
Unamortized debt issuance costs for the senior notes are included in Long-term debt on the Consolidated Balance Sheets.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of March 31, 2023, the total estimated fair value of the 2028 and 2025 notes was approximately $477.6 million and $482.5 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our senior notes as of March 31, 2023. Any failure to comply with such covenants could constitute a default that could cause all amounts outstanding to become due and payable immediately.

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

We may, on one or more occasions, redeem the 2028 and 2025 notes in whole or in part at specified redemption prices. In certain circumstances constituting a change of control, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. Our ability to repurchase the notes upon such event may be limited by law, by the indenture associated with the notes, by our then-available financial resources or by the terms of other agreements to which we may be party at such time. If we fail to repurchase the notes as required by the indenture, it would constitute an event of default under the indenture which, in turn, may also constitute an event of default under other obligations.

Credit Agreement

On January 3, 2023, we entered into a Fourth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as Administrative Agent, for a new secured multi-currency bank credit facility with a syndicate of banks. Pursuant to the agreement, all prior revolving commitments under the prior credit agreement were replaced with the revolving commitments under the new credit facility.

We use the new credit facility for general corporate purposes, including acquisitions of other businesses, and working capital requirements.

The new credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility by an amount of up to (a) the greater of $766 million and 10% of consolidated EBITDA, plus (b) an additional amount subject to a ratio of first lien secured indebtedness to consolidated EBITDA of not greater than 1.75 to 1.00 on a pro forma basis. As of March 31, 2023, unused commitments under our credit facility were approximately $825 million.

Both the revolving credit facility and the term loan will mature and all amounts then outstanding will become due and payable on the earlier of (i) January 3, 2028, and (ii) if our 3.625% senior unsecured notes due 2025 have not been refinanced to mature on or after April 3, 2028, November 16, 2024. The term loan will begin amortizing in March 2024 and is required to be paid in equal quarterly installments of 0.625% of the aggregate principal amount of the term loan on each of the first four quarterly payment dates, and 1.25% of the aggregate principal amount of the term loan on each quarterly payment date thereafter. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the maturity date at our option without penalty or premium. As of March 31, 2023, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, ServiceMax, Inc. was the only subsidiary guarantor. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors and secured, subject to exceptions, by a first priority perfected security interest in substantially all existing and after-acquired personal property owned by PTC and its material domestic subsidiaries (except for certain indirect material domestic subsidiaries), including without limitation, intellectual property and a pledge of (i) 100% of the voting equity interests of PTC’s domestic subsidiaries and (ii) 65% of the voting equity interests of PTC Inc.’s material first-tier foreign subsidiaries. As of the filing of this Form 10-Q, no funds were borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the rate and period selected by us. As of March 31, 2023, the annual rate for borrowings outstanding was 6.44%. Interest rates for the credit facility may range from 1.25% to 2.0% plus an additional 0.1% above either (i) adjusted Daily Simple RFR (or other agreed upon successor rate) or (ii) adjusted Term SOFR Rate (or other agreed upon successor rate) or may range from 0.25% to 1.0% above the defined base rate for base rate borrowings, in each case based upon our total leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above a defined adjusted rate for such currency (or other agreed upon successor rate), based on our total leverage ratio. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

The credit facility limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC Inc. and its material domestic subsidiaries may not invest cash or property in, or loan amounts to, PTC’s foreign subsidiaries in aggregate amounts exceeding $100 million for purposes other than acquisitions of businesses.

The credit facility requires that we maintain the following financial ratios:

•
A total leverage ratio, defined as consolidated total indebtedness to consolidated EBITDA, not exceeding 4.50 to 1.00 as of the last day of any fiscal quarter, provided that the total leverage ratio may be increased by 0.25 to 1.00 for a period of four consecutive quarters in connection with an acquisition if the aggregate purchase price of all acquisitions consummated in the previous four consecutive quarters exceeds $350 million.
•
A senior secured leverage ratio, defined as consolidated total indebtedness (excluding any unsecured indebtedness or subordinated indebtedness) to consolidated EBITDA, not exceeding 3.00 to 1.00 as of the last day of any fiscal quarter, provided that the senior secured leverage ratio may be increased by 0.25 to 1.00 for a period of four consecutive quarters in connection with an acquisition if the aggregate purchase price of all acquisitions consummated in the previous four consecutive quarters exceeds $350 million.
•
An interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of no less than 3.00 to 1.00 as of the last day of any fiscal quarter.

As of March 31, 2023, our total leverage ratio was 3.41 to 1.00, our senior secured leverage ratio was 2.09 to 1.00 and our interest coverage ratio was 6.40 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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

In the first six months of 2023, we incurred $13.4 million in financing costs in connection with the January 2023 credit facility and related arrangements, of which $4.2 million (related to a since-extinguished bridge loan) was expensed in the period and $9.2 million is recorded as deferred debt issuance costs and included in Other assets and Other current assets on the Consolidated Balance Sheet. Deferred debt issuance costs are expensed over the term of the obligations.

In the second quarter and first six months of 2023, we incurred interest expense on our debt of $41.5 million and $57.9 million, respectively, and $12.2 million and $25.2 million in the second quarter and first six months of 2022. Interest expense in the second quarter and first six months of 2023 includes $10.0 million of interest associated with the $620.0 million fair value of a $650.0 million deferred acquisition payment related to the ServiceMax acquisition. In the second quarter and first six months of 2023, we paid $20.4 million and $25.2 million of interest on our debt, respectively, and $21.5 million and $23.8 million in the second quarter and first six months of 2022, respectively. The average interest rate on borrowings outstanding was approximately 5.2% and 4.7% during the second quarter and first six months of 2023, respectively, and 3.2% and 3.2% during the second quarter and first six months of 2022, respectively.

13. Leases

Our operating leases expire at various dates through 2037 and are primarily for office space, automobiles, servers, and office equipment.

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts. In February 2019, we subleased a portion of our headquarters through June 30, 2022, and received approximately $9.1 million in sublease income over the term of the sublease. In March 2022, we extended the sublease through June 30, 2023, and we will receive $2.9 million in sublease income over the term of the extension. In March 2023, we extended the sublease through January 31, 2024, and we will receive $1.7 million in sublease income over the term of the extension.

The components of lease cost reflected in the Consolidated Statement of Operations for the three and six months ended March 31, 2023 and March 31, 2022 were as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating lease cost	$8,510	$8,676	$16,564	$17,536
Short-term lease cost	1,724	582	2,487	1,123
Variable lease cost	2,759	2,596	5,389	5,086
Sublease income	(1,201)	(1,113)	(2,386)	(2,230)
Total lease cost	$11,792	$10,741	$22,054	$21,515

Supplemental cash flow and right-of-use assets information for the three and six months ended March 31, 2023 was as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,621	$9,248	$17,883	$25,113
Financing cash flows from financing leases	$—	$—	$217	$239
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$9,796	$6,179	$23,596	$11,095
Financing leases	$62	$—	$62	$—

(1) In the three months ended March 31, 2023, operating right-of-use assets increased by ServiceMax assets of $4.0 million.

Supplemental balance sheet information related to the leases as of March 31, 2023 was as follows:

Weighted-average remaining lease term - operating leases	11.1 years
Weighted-average remaining lease term - financing leases	1.5 years
Weighted-average discount rate - operating leases	5.3%
Weighted-average discount rate - financing leases	3.5%

Maturities of lease liabilities as of March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$18,329
2024	31,366
2025	27,225
2026	22,688
2027	19,639
Thereafter	152,051
Total future lease payments	$271,298
Less: imputed interest	(69,671)
Total lease liability	$201,627

As of March 31, 2023 we had operating leases that had not yet commenced. The leases will commence in fiscal 2023 with lease terms of 7 years and we will make future lease payments of approximately $2.8 million.

14. Commitments and Contingencies

As of March 31, 2023 and March 31, 2022, we had letters of credit and bank guarantees outstanding of $13.1 million (of which $0.5 million was collateralized) and $15.2 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

Legal Proceedings

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

We are subject to legal proceedings and claims against us in the ordinary course of business. As of March 31, 2023, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications during the term of the license. Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards and, in the case of fixed price services, the agreed-upon specifications. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these liabilities is immaterial.

15. Subsequent Events

Subsequent to March 31, 2023, we have made aggregate payments of $65 million toward the revolving credit facility, bringing our total debt down to $1.86 billion.

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

Our customers include some of the world's most innovative companies in the aerospace and defense, automotive, electronics and high tech, industrial machinery and equipment, life sciences, retail and consumer products industries.

We generate revenue through the sale of software subscriptions, which include license access and support (technical support and software updates); support for perpetual licenses; cloud services (hosting for our software and software-as-a-service (SaaS)); perpetual licenses; and professional services (consulting, implementation, and training).

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate sooner or to a greater extent than we expect due to, among other factors, the effects of the COVID-19 pandemic, including supply chain disruptions, increasing interest rates and inflation, volatile foreign exchange rates and the relative strength of the U.S. dollar, tightening of credit standards and availability, the effects of the Russia/Ukraine conflict, including the effect on energy supplies to Europe, and growing tensions with China, any of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our ServiceMax and SaaS businesses, may not expand and/or generate the revenue, cash flow, or ARR we expect if customers are slower to adopt those technologies than we expect or if they adopt competing technologies; our strategic initiatives and investments, including our accelerated investments in our transition to SaaS and the acquisition of ServiceMax, may not deliver the results when or as we expect; we may be unable to integrate the ServiceMax technology when or as we expect; we may be unable to generate sufficient operating cash flow to return 50% of free cash flow to shareholders, and other uses of cash or our credit facility limits could preclude such repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses, and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR of $1.88 billion at the end of Q2’23 represents 23% growth (26% on a constant currency basis) compared to Q2’22, including contribution from ServiceMax, which we acquired in January 2023. Organic constant currency ARR growth year over year was 13%, which excludes ARR associated with our acquired ServiceMax and Codebeamer businesses. ARR growth in Q2'23 compared to the year-ago period was driven by acquisitions, new bookings and churn improvement. While bookings were solid in Q2'23, we saw more ramp deals than expected, which puts some pressure on ARR and revenue in the near term.

We generated $211 million of cash from operations in Q2’23 compared to $142 million in Q2’22, with the increase driven by strong execution, based on a foundation of solid collections and cost discipline. Q2’23 cash from operations included $1 million of restructuring-related cash outflows, compared to $18 million in Q2'22. Free cash flow of $207 million in Q2'23 increased from $140 million in Q2'22, which is net of capital expenditures of $4 million in Q2'23 and $2 million in Q2'22.

Revenue growth of 7% (13% constant currency) in Q2'23 compared to Q2'22 was due to contribution from ServiceMax. Operating margin decreased in Q2'23 compared to Q2'22 mainly due to higher costs associated with the ServiceMax acquisition, including increases in stock-based compensation expense, intangibles amortization, and acquisition and transaction-related charges.

In Q2'23, we closed our previously announced transaction to acquire ServiceMax. and made the first installment payment of $835 million, funded by a new credit facility that we entered into in connection with the closing of the acquisition. In conjunction with financing the acquisition, we incurred a substantial increase in interest expense in the period, which adversely affected our net income and earnings per share results.

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

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	March 31, 2023	March 31, 2022	Actual	Constant Currency(1)
ARR	$1,882.0	$1,532.5	23%	26%

Total recurring revenue(2)	$492.1	$452.7	9%	14%
Perpetual license	8.9	9.5	(6)%	(4)%
Professional services	41.1	43.0	(4)%	0%
Total revenue	542.2	505.2	7%	13%
Total cost of revenue	113.5	93.3	22%	25%
Gross margin	428.7	411.9	4%	10%
Operating expenses	306.1	252.7	21%	24%
Operating income	$122.5	$159.2	(23)%	(17)%
Non-GAAP operating income(1)	$207.2	$213.8	(3)%	4%
Operating margin	22.6%	31.5%
Non-GAAP operating margin(1)	38.2%	42.3%
Diluted earnings per share	$0.53	$0.76
Non-GAAP diluted earnings per share(1)	$1.16	$1.39

Cash flow from operations(3)	$210.9	$142.3
Capital expenditures	(3.8)	(2.1)
Free cash flow	$207.2	$140.2

(Dollar amounts in millions, except per share data)	Six months ended		Percent Change
	March 31, 2023	March 31, 2022	Actual	Constant Currency(1)
ARR	$1,882.0	$1,532.5	23%	26%

Total recurring revenue(2)	$909.3	$857.8	6%	12%
Perpetual license	22.2	18.0	23%	28%
Professional services	76.7	87.1	(12)%	(6)%
Total revenue	1,008.1	962.9	5%	11%
Total cost of revenue	209.3	188.5	11%	15%
Gross margin	798.8	774.5	3%	10%
Operating expenses	571.4	553.1	3%	7%
Operating income	$227.4	$221.4	3%	18%
Non-GAAP operating income(1)	$373.2	$372.0	0%	9%
Operating margin	22.6%	23.0%
Non-GAAP operating margin(1)	37.0%	38.6%
Diluted earnings per share	$1.17	$1.15
Non-GAAP diluted earnings per share(1)	$2.15	$2.34

Cash flow from operations(3)	$391.9	$280.1
Capital expenditures	(13.0)	(5.5)
Free cash flow	$378.9	$274.6

(1)
See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
(2)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and cloud revenue.
(3)
Cash flow from operations for the second quarter and first six months of FY’23 includes $0.8 million and $1.4 million of restructuring payments, respectively, and $2.3 million and $6.5 million of acquisition and transaction-related payments. Cash flow from operations for the second quarter and first six months of FY’22 includes $17.8 million and $28.4 million of restructuring payments, respectively, and $0.4 million and $0.4 million of acquisition and transaction-related payments, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 50% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY’23 and FY’22 by the exchange rates in effect on September 30, 2022. Changes in foreign currency exchange rates were a headwind to reported results in Q2'23 compared to Q2'22, but were a tailwind for Q2'23 compared to the exchange rates in effect on September 30, 2022.

If reported results for the six months ended March 31, 2023 were converted into U.S. dollars based on September 30, 2022 exchange rates, ARR would have been lower by $68 million, revenue would have been lower by $24 million, and expenses would have been lower by $10 million. If reported results for the same period in FY'22 were converted into U.S. dollars based on September 30, 2022 exchange rates, ARR would have been lower by $93 million, revenue would have been lower by $75 million, and expenses would have been lower by $33 million.

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, on-premises subscription) starting or renewing in any given period can have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period over period. We recognize revenue for the license portion of on-premises subscription contracts up front when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support portion of on-premises subscription contracts and stand-alone support contracts ratably over the term. We continue to convert existing support contracts to on-premises subscriptions, resulting in a shift to up-front recognition of on-premises subscription license revenue in the period converted compared to ratable recognition for a perpetual support contract. Revenue from our cloud services (primarily SaaS) contracts is recognized ratably. We expect that over time a higher portion of our revenue will be recognized ratably as we expand our SaaS offerings, release additional cloud functionality into our products, and customers migrate from on-premises subscriptions to SaaS. Given the different mix, duration and volume of new and renewing contracts in any period, year-over-year or sequential revenue comparisons can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2023	March 31, 2022	Actual	Constant Currency	March 31, 2023	March 31, 2022	Actual	Constant Currency
License	$197.0	$218.4	(10)%	(5)%	$369.7	$387.5	(5)%	1%
Support and cloud services	304.1	243.9	25%	30%	561.7	488.4	15%	21%
Software revenue	501.1	462.3	8%	14%	931.4	875.8	6%	13%
Professional services	41.1	43.0	(4)%	0%	76.7	87.1	(12)%	(6)%
Total revenue	$542.2	$505.2	7%	13%	$1,008.1	$962.9	5%	11%

Software revenue in Q2'23 and the first six months of FY'23 includes contributions of $39 million from ServiceMax, which was acquired early in Q2'23, and from Codebeamer, which was acquired in Q3'22. The decline in the value of foreign currencies compared to the U.S. Dollar was a headwind to year-over-year revenue growth. In addition to contributions from the acquired businesses, constant currency revenue growth for Q2'23 was driven by revenue from our IIoT, Arena, and Windchill offerings, offset by a decrease in Creo revenue. Constant currency revenue growth for the first six months of FY'23 was driven by revenue from our IIoT, Windchill, Arena and Creo offerings.

Within software revenue, license revenue is impacted by the duration of on-premises subscription contracts that start in the period. In Q2’23, the weighted-average duration of contracts starting in the quarter decreased significantly compared to Q2’22. The decrease was primarily due to a small number of high-value Creo and Windchill renewing contracts in Q2’22 that had durations of 4+ years, which exceeded our typical contract terms of 1-3 years. Because longer duration contracts typically have a higher total contract value, which drives the amount of license revenue recognized on on-premises contracts, this year-over-year duration decrease resulted in a decrease in license revenue in Q2'23.

Professional services revenue decreased in Q2'23 and first six months of FY’23 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves, including the Q3'22 sale of a portion of our PLM services business to ITC Infotech. The decline in the value of foreign currencies compared to the U.S. Dollar also contributed to the year-over-year revenue decline. These decreases were partially offset by ServiceMax professional services revenue.

Our expectation is that professional services revenue will continue to trend down over time as we execute on our partner strategy and deliver products that require less consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2023	March 31, 2022	Actual	Constant Currency	March 31, 2023	March 31, 2022	Actual	Constant Currency
PLM	$304.7	$249.1	22%	28%	$550.0	$476.3	15%	22%
CAD	196.4	213.2	(8)%	(3)%	381.4	399.5	(5)%	2%
Software revenue	$501.1	$462.3	8%	14%	$931.4	$875.8	6%	13%

PLM software revenue growth in Q2'23 and first six months of FY’23 benefited from contributions from ServiceMax (acquired early in Q2'23) and Codebeamer (acquired in Q3’22). The decline in the value of foreign currencies compared to the U.S. Dollar was a headwind to year-over-year revenue growth. Excluding contributions from ServiceMax and Codebeamer, constant currency revenue growth was driven by IIoT, Windchill and Arena.

PLM ARR grew 36% (39% constant currency) from Q2’22 to Q2'23, driven by ServiceMax and Windchill.

CAD software revenue declined in Q2'23 and the first six months of FY'23, driven by a decline in the value of foreign currencies compared to the U.S. Dollar. The constant currency revenue decline for Q2'23 was driven by Creo, due in part to a decline in the average duration of on-premises subscription contract renewals starting in Q2’23 compared to Q2’22, resulting in less up-front revenue recognized. Revenue growth the first six months of FY'23 was driven by Creo.

CAD ARR grew 7% (10% constant currency) from Q2’22 to Q2’23, driven by Creo.

Software Revenue by Geographic Region

A significant portion of our software revenue is generated outside the U.S. In the first six months of FY'23 and FY'22, approximately 45% of software revenue was generated in the Americas, 40% in Europe, and 15% in Asia Pacific.

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2023	March 31, 2022	Actual	Constant Currency	March 31, 2023	March 31, 2022	Actual	Constant Currency
Americas	$239.8	$187.1	28%	28%	$454.8	$383.9	18%	19%
Europe	191.1	201.6	(5)%	1%	340.1	342.4	(1)%	9%
Asia Pacific	70.2	73.6	(5)%	6%	136.5	149.5	(9)%	4%
Software revenue	$501.1	$462.3	8%	14%	$931.4	$875.8	6%	13%

Americas software revenue growth in the second quarter and first six months of FY’23 was driven by contribution from ServiceMax, with additional revenue growth from Windchill, IIoT, Creo and Arena.

Americas ARR was up 29% actual and constant currency in Q2'23, driven by ServiceMax, Windchill and Creo.

Europe software revenue in Q2’23 and the first six months of FY’23 was adversely affected by a decline in the value of foreign currencies compared to the U.S. Dollar. On a constant currency basis, Europe software revenue grew in Q2'23 and the first six months of FY'23, driven by contributions from ServiceMax and Codebeamer. The average duration of on-premises subscription contract renewals starting in the period decreased for both Windchill and Creo, resulting in lower Q2'23 revenue from both products and lower Creo revenue for the first six months of FY'23.

Europe ARR was up 21% (25% constant currency) in Q2'23, driven by ServiceMax, Windchill, Codebeamer and Creo.

Asia Pacific software revenue in Q2’23 and the first six months of FY’23 was adversely affected by a decline in the value of foreign currencies compared to the U.S. Dollar. Revenue growth on a constant currency basis in Q2'23 was driven by ServiceMax and IIoT. Growth in the first six months of FY'23 was driven by Creo and ServiceMax, offset by a decline in Windchill, which was primarily due to a reduction in the average duration of on-premises subscription contract renewals starting in the period.

Asia Pacific ARR was up 10% (19% constant currency) in Q2'23, driven by ServiceMax, Creo and Windchill.

Gross Margin

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2023	March 31, 2022	Percent Change	March 31, 2023	March 31, 2022	Percent Change
License gross margin	$180.0	$206.4	(13)%	$339.9	$365.8	(7)%
License gross margin percentage	91%	95%		92%	94%
Support and cloud services gross margin	$244.9	$199.1	23%	$452.4	$397.7	14%
Support and cloud services gross margin percentage	81%	82%		81%	81%
Professional services gross margin	$3.8	$6.3	(40)%	$6.5	$11.0	(41)%
Professional services gross margin percentage	9%	15%		9%	13%

Total gross margin	$428.7	$411.9	4%	$798.8	$774.5	3%
Total gross margin percentage	79%	82%		79%	80%

Non-GAAP gross margin(1)	$444.3	$422.1	5%	$824.6	$797.1	3%
Non-GAAP gross margin percentage(1)	82%	84%		82%	83%

(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin decreased in the second quarter and first six months of FY’23 compared to the corresponding FY’22 periods due to decreases in license revenue of $21.4 million and $17.8 million, respectively, along with increases in cost of license of $5.1 million and $8.1 million, respectively, which were driven by higher intangible amortization expense due to the ServiceMax acquisition and higher royalty expense.

Support and cloud services gross margin increased in the second quarter and first six months of FY’23 compared to the corresponding FY’22 periods due to increases in support and cloud services revenue of $60.2 million and $73.4 million, respectively, partially offset by increases in cost of support and cloud services of $14.4 million and $18.7 million, respectively, which were driven by higher royalty expenses, cloud hosting costs, and compensation costs.

Professional services gross margin decreased in the second quarter and first six months of FY’23 compared to the corresponding FY’22 periods due to decreases in professional services revenue of $1.9 million and $10.4 million, respectively, offset by a decrease of $6.0 million in professional services costs in the first six months of FY’23. The decreases in professional services revenue are mainly due to the sale of a portion of our services business in FY'22 and our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2023	March 31, 2022	Percent Change	March 31, 2023	March 31, 2022	Percent Change
Sales and marketing	$129.2	$116.4	11%	$247.6	$241.9	2%
% of total revenue	24%	23%		25%	25%
Research and development	$100.3	$81.9	22%	$188.5	$162.5	16%
% of total revenue	19%	16%		19%	17%
General and administrative	$65.9	$47.5	39%	$116.9	$99.4	18%
% of total revenue	12%	9%		12%	10%
Amortization of acquired intangible assets	$10.7	$8.5	26%	$18.7	$16.9	10%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges (credits), net	$0.0	$(1.6)	(100)%	$(0.3)	$32.4	(101)%
% of total revenue	0%	(0)%		(0)%	3%
Total operating expenses	$306.1	$252.7	21%	$571.4	$553.1	3%

Headcount increased 11% between Q2’23 and Q2’22, primarily driven by our acquisitions of ServiceMax and Intland (Codebeamer).

Operating expenses in Q2'23 increased compared to Q2'22, primarily due to the following:

•
a $23 million increase in compensation expense (including benefit costs), largely driven by our acquisition of ServiceMax;
•
a $13 million increase in stock-based compensation, largely driven by post-acquisition grants to ServiceMax employees; and
•
an $8 million increase in acquisition and transaction-related costs.

Operating expenses in the first six months of FY’23 increased compared to the first six months of FY’22, due to the following:

•
a $17 million increase in compensation expense (including benefit costs), largely driven by our acquisition of ServiceMax, offset by the impact foreign currency;
•
a $13 million increase in acquisition and transaction-related costs, largely driven by our acquisition of ServiceMax; and
•
a $10 million increase in stock-based compensation;

partially offset by:

•
a $33 million decrease in restructuring charges.

Interest Expense

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2023	March 31, 2022	Percent Change	March 31, 2023	March 31, 2022	Percent Change
Interest and debt premium expense	$(41.5)	$(12.2)	239%	$(57.9)	$(25.2)	129%

Interest expense includes interest on our credit facility and senior notes and imputed interest on the ServiceMax deferred acquisition payment. We had $1.9 billion of total debt as of March 31, 2023, compared to $1.3 billion as of March 31, 2022. In Q2'23, we had net new borrowings of $771 million (consisting of a $500 million term loan and a $271 million incremental draw on our revolving credit facility) and made payments of $205 million on the new revolving facility. The average interest rate on borrowings outstanding was approximately 5.2% and 4.7% during the second quarter and first six months of FY’23, respectively, and 3.2% and 3.2% during the second quarter and first six months of FY’22, respectively.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2023	March 31, 2022	Percent Change	March 31, 2023	March 31, 2022	Percent Change
Interest income	$1.5	$0.5	200%	$2.5	$1.0	150%
Other income (expense), net	(1.4)	(43.9)	(97)%	(4.6)	(38.2)	(88)%
Other income (expense), net	$0.1	$(43.4)	(100)%	$(2.1)	$(37.2)	(94)%

Interest income represents earnings on the investment of our available cash and cash equivalents.

The decrease in other income (expense), net in the FY’23 periods over the FY’22 periods was driven by a recognized loss on our equity investment in a publicly-traded company of $44.6 million and $34.8 million in the three and six months ended March 31, 2022, respectively.

Income Taxes

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2023	March 31, 2022	Percent Change	March 31, 2023	March 31, 2022	Percent Change
Income before income taxes	$81.1	$103.6	(22)%	$167.5	$158.9	5%
Provision for income taxes	$17.6	$13.9	26%	$29.0	$23.2	25%
Effective income tax rate	22%	13%		17%	15%
In the second quarter and first six months of FY’23 and FY’22, our effective tax rate differed from the statutory federal income tax rate of 21% due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2023 and 2022, the foreign rate differential predominantly relates to these earnings.

In FY’23 and FY’22, in addition to the foreign rate differential, the effective tax rate was impacted by the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes and the excess tax benefit related to stock-based compensation.

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

As discussed in Note 1. Basis of Presentation to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no accounting pronouncements or changes in accounting pronouncements that are expected to have a material effect on our financial statements or results.

Liquidity and Capital Resources

(in millions)	March 31, 2023	September 30, 2022
Cash and cash equivalents	$320.5	$272.2
Restricted cash	0.7	0.7
Total	$321.2	$272.9

(in millions)	Six months ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$391.9	$280.1
Net cash provided by (used in) investing activities	$(859.7)	$44.0
Net cash provided by (used in) financing activities	$507.0	$(340.0)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

A significant portion of our cash is generated and held outside the U.S. As of March 31, 2023, we had cash and cash equivalents of $51.9 million in the U.S., $113.8 million in Europe, $126.0 million in Asia Pacific (including India) and $28.8 million in other non-U.S. countries. We have substantial cash requirements in the U.S., but believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows, and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $111.8 million in the first six months of FY’23, compared to the first six months of FY’22. The increase in was driven by an increase in collections, including contributions from ServiceMax, and lower restructuring payments, partially offset by increases in salary-related payments and vendor disbursements driven by the ServiceMax acquisition. Cash from operations for the first six months of FY'23 includes $1.4 million of restructuring payments and $6.5 million of acquisition and transaction-related payments compared to $28.4 million of restructuring payments and $0.4 million of acquisition and transaction-related payments in the prior-year period.

Cash Provided by (Used In) Investing Activities

(in millions)	Six months ended
	March 31, 2023	March 31, 2022
Additions to property and equipment	$(13.0)	$(5.5)
Acquisitions of businesses, net of cash acquired	(828.3)	—
Proceeds from sale of investments	—	42.7
Divestiture of business, net	(0.2)	—
Purchases of investments	(5.8)	—
Purchase of intangible assets	—	(4.5)
Settlement of net investment hedges	(12.5)	11.3
Net cash provided by (used in) investing activities	$(859.7)	$44.0

Cash used in investing activities in the first six months of FY’23 was driven by the acquisition of ServiceMax for $828.2 million in Q2'23. Cash provided by investing activities in the first six months of FY’22 was driven by the sale of our investment in a publicly-traded company of $42.7 million.

Cash Provided by (Used In) Financing Activities

(in millions)	Six months ended
	March 31, 2023	March 31, 2022
Borrowings (repayments) on debt, net	$566.0	$(175.0)
Repurchases of common stock	—	(125.0)
Proceeds from issuance of common stock	10.6	10.9
Payments of withholding taxes in connection with stock-based awards	(56.0)	(50.6)
Credit facility origination costs	(13.4)	—
Other	(0.2)	(0.3)
Net cash provided by (used in) financing activities	$507.0	$(340.0)

Cash provided by financing activities in the first six months of FY’23 was primarily due to net new borrowings of $771 million in Q2'23 (a $500 million term loan and a $271 million incremental revolving line) to fund the ServiceMax acquisition and our Q2'23 repayments of $205 million on the new revolving facility. Cash used in financing activities in the first six months of FY’22 primarily reflects our use of cash generated to pay down debt and repurchase stock.

Outstanding Debt

(in millions)	March 31, 2023
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolving line	425.0
Credit facility term loan	500.0
Total debt	$1,925.0
Unamortized debt issuance costs for the senior notes	(7.3)
Total debt, net of issuance costs	$1,917.7

Undrawn under credit facility revolving line	$825.0
Undrawn under credit facility revolving line available to borrow	$161.2

In addition to the debt shown in the above table, we have recorded a $620.0 million Deferred acquisition payment liability related to the fair value of the $650.0 million installment due in October 2023 for the ServiceMax acquisition. Of the $650 million to be paid, $620 million will be a financing outflow and $30 million of imputed interest will be an operating cash outflow.

As of March 31, 2023, we were in compliance with all financial and operating covenants of the credit facility and the note indentures.

Our credit facility and our senior notes are described in Note 12. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (expected capital expenditures of approximately $7 million in the second half of FY’23) through at least the next twelve months and to meet our known long-term capital requirements.

During the remainder of FY'23 and in FY'24, we expect to use a substantial portion of our cash generated from operating activities to repay debt outstanding under our credit facility revolving line and to make the deferred ServiceMax acquisition payment. We expect that we will not repurchase shares in the remainder of FY'23 or in FY'24 as we seek to reduce our debt.

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

Operating Measure

ARR

ARR (Annual Run Rate) represents the annualized value of our portfolio of active subscription software, cloud, SaaS, and support contracts as of the end of the reporting period. We calculate ARR as follows:

•
We consider a contract to be active when the product or service contractual term commences (the “start date”) until the right to use the product or service ends (the “expiration date”). Even if the contract with the customer is executed before the start date, the contract will not count toward ARR until the customer right to receive the benefit of the products or services has commenced.
•
For contracts that include annual values that increase over time, which we refer to as ramp contracts, we include in ARR only the annualized value of components of the contract that are considered active as of the date of the ARR calculation. We do not include any future committed increases in the contract value as of the date of the ARR calculation.
•
As ARR includes only contracts that are active at the end of the reporting period, ARR does not reflect assumptions or estimates regarding future customer renewals or non-renewals.
•
Active contracts are annualized by dividing the total active contract value by the contract duration in days (expiration date minus start date), then multiplying that by 365 days (or 366 days for leap years).

We believe ARR is a valuable operating measure to assess the health of a subscription business because it is aligned with the amount that we invoice the customer on an annual basis. We generally invoice customers annually for the current year of the contract. A customer with a one-year contract will typically be invoiced for the total value of the contract at the beginning of the contractual term, while a customer with a multi-year contract will be invoiced for each annual period at the beginning of each year of the contract.

ARR increases by the annualized value of active contracts which commence in a reporting period and decreases by the annualized value of contracts which expire in the reporting period.

As ARR is not annualized recurring revenue, it is not calculated based on recognized or unearned revenue and is not affected by variability in the timing of revenue under ASC 606, particularly for on-premises license subscriptions where a substantial portion of the total value of the contract is recognized at a point in time upon the later of when the software is made available, or the subscription term commences.

ARR should be viewed independently of recognized and unearned revenue and is not intended to be combined with, or to replace, either of those items. Investors should consider our ARR operating measure only in conjunction with our GAAP financial results.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable, stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in general and administrative expenses; restructuring and other charges (credits), net; non-operating charges (credits), including those associated with the sale of a portion of our PLM services business and gains or losses on equity investments; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

(in millions, except per share amounts)	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
GAAP gross margin	$428.7	$411.9	$798.8	$774.5
Stock-based compensation	5.7	4.3	9.8	10.2
Amortization of acquired intangible assets included in cost of revenue	9.8	5.9	16.0	12.4
Non-GAAP gross margin	$444.3	$422.1	$824.6	$797.1
GAAP operating income	$122.5	$159.2	$227.4	$221.4
Stock-based compensation	52.2	37.9	93.8	83.9
Amortization of acquired intangible assets	20.5	14.4	34.7	29.3
Acquisition and transaction-related charges	11.9	3.9	17.7	5.0
Restructuring and other charges (credits), net	0.0	(1.6)	(0.3)	32.4
Non-GAAP operating income	$207.2	$213.8	$373.2	$372.0
GAAP net income	$63.5	$89.7	$138.5	$135.8
Stock-based compensation	52.2	37.9	93.8	83.9
Amortization of acquired intangible assets	20.5	14.4	34.7	29.3
Acquisition and transaction-related charges	11.9	3.9	17.7	5.0
Restructuring and other charges (credits), net	0.0	(1.6)	(0.3)	32.4
Non-operating charges, net(1)	4.6	44.6	5.1	34.8
Income tax adjustments(2)	(14.9)	(25.4)	(33.7)	(44.7)
Non-GAAP net income	$137.8	$163.5	$255.8	$276.5
GAAP diluted earnings per share	$0.53	$0.76	$1.17	$1.15
Stock-based compensation	0.44	0.32	0.79	0.71
Amortization of acquired intangible assets	0.17	0.12	0.29	0.25
Acquisition and transaction-related charges	0.10	0.03	0.15	0.04
Restructuring and other charges (credits), net	0.00	(0.01)	0.00	0.27
Non-operating charges, net(1)	0.04	0.38	0.04	0.29
Income tax adjustments(2)	(0.13)	(0.22)	(0.28)	(0.38)
Non-GAAP diluted earnings per share	$1.16	$1.39	$2.15	$2.34

Cash provided by operating activities	$210.9	$142.3	$391.9	$280.1
Capital expenditures	(3.8)	(2.1)	(13.0)	(5.5)
Free cash flow	$207.2	$140.2	$378.9	$274.6
(1)
In the three and six months ended March 31, 2023, we recognized financing charges of $3.7 million and $4.2 million, respectively, for a debt commitment agreement associated with our anticipated acquisition of ServiceMax. In the three and six months ended March 31, 2022, we recognized expenses of $44.6 million and $34.8 million, respectively, due to the reduction in value of an equity investment in a publicly-traded company.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
GAAP operating margin	22.6%	31.5%	22.6%	23.0%
Stock-based compensation	9.6%	7.5%	9.3%	8.7%
Amortization of acquired intangible assets	3.8%	2.8%	3.4%	3.0%
Acquisition and transaction-related charges	2.2%	0.8%	1.8%	0.5%
Restructuring and other charges (credits), net	0.0%	(0.3)%	0.0%	3.4%
Non-GAAP operating margin	38.2%	42.3%	37.0%	38.6%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Management excluded ServiceMax from its assessment of internal control over financial reporting as of March 31, 2023 because it was acquired in a business combination in the period. ServiceMax's total assets and total revenues represent approximately 2% (excluding the impact of goodwill and intangibles from the acquisition) and 8%, respectively, of our total assets and total revenues, as of and for the three months ended March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on January 3, 2023 (File No. 0-18059) and incorporated herein by reference).

10.2	2000 Equity Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2023 (File No. 0-18059) and incorporated herein by reference).

10.3	2016 Employee Stock Purchase Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 21, 2023 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 ("Q2 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and March 31, 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2023 and March 31, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and March 31, 2022; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2023 and March 31, 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: May 3, 2023