Form 10-Q
period 2023-06-30
PTC INC.
filed 2023-08-04
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 118,833,211 shares of our common stock outstanding on August 2, 2023.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2023

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$281,513	$272,182
Accounts receivable, net of allowance for doubtful accounts of $429 and $362 at June 30, 2023 and September 30, 2022, respectively	625,471	636,556
Prepaid expenses	118,872	88,854
Other current assets	77,421	71,065
Total current assets	1,103,277	1,068,657
Property and equipment, net	89,180	98,101
Goodwill	3,377,319	2,353,654
Acquired intangible assets, net	959,120	382,718
Deferred tax assets	146,307	256,091
Operating right-of-use lease assets	144,860	137,780
Other assets	387,586	390,267
Total assets	$6,207,649	$4,687,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,492	$40,153
Accrued expenses and other current liabilities	148,784	117,158
Accrued compensation and benefits	150,774	104,022
Accrued income taxes	19,198	5,142
Deferred acquisition payments	620,040	—
Deferred revenue	631,325	503,781
Short-term lease obligations	23,042	22,002
Total current liabilities	1,611,655	792,258
Long-term debt	1,738,241	1,350,628
Deferred tax liabilities	35,077	28,396
Deferred revenue	19,102	16,552
Long-term lease obligations	171,777	167,573
Other liabilities	33,133	35,827
Total liabilities	3,608,985	2,391,234
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,731 and 117,472 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	1,186	1,175
Additional paid-in capital	1,767,442	1,720,580
Retained earnings	927,674	727,737
Accumulated other comprehensive loss	(97,638)	(153,458)
Total stockholders’ equity	2,598,664	2,296,034
Total liabilities and stockholders’ equity	$6,207,649	$4,687,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
License	$192,940	$175,163	$562,631	$562,646
Support and cloud services	313,721	248,237	875,448	736,597
Total software revenue	506,661	423,400	1,438,079	1,299,243
Professional services	35,681	39,074	112,354	126,179
Total revenue	542,342	462,474	1,550,433	1,425,422
Cost of revenue:
Cost of license revenue	11,501	13,676	41,293	35,406
Cost of support and cloud services revenue	68,264	46,598	177,626	137,251
Total cost of software revenue	79,765	60,274	218,919	172,657
Cost of professional services revenue	36,089	41,721	106,231	117,793
Total cost of revenue	115,854	101,995	325,150	290,450
Gross margin	426,488	360,479	1,225,283	1,134,972
Operating expenses:
Sales and marketing	145,083	124,325	392,673	366,209
Research and development	103,819	88,170	292,345	250,639
General and administrative	57,055	54,618	173,949	154,027
Amortization of acquired intangible assets	10,670	8,931	29,352	25,865
Restructuring and other charges (credits), net	(39)	4,458	(376)	36,887
Total operating expenses	316,588	280,502	887,943	833,627
Operating income	109,900	79,977	337,340	301,345
Interest and debt premium expense	(35,836)	(13,758)	(93,719)	(38,983)
Other income (expense), net	2,462	34,559	398	(2,642)
Income before income taxes	76,526	100,778	244,019	259,720
Provision for income taxes	15,128	30,302	44,082	53,476
Net income	$61,398	$70,476	$199,937	$206,244
Earnings per share—Basic	$0.52	$0.60	$1.69	$1.76
Earnings per share—Diluted	$0.51	$0.60	$1.68	$1.75
Weighted-average shares outstanding—Basic	118,483	117,073	118,186	117,114
Weighted-average shares outstanding—Diluted	119,392	117,968	119,072	118,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$61,398	$70,476	$199,937	$206,244
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.2 million and $(1.9) million in the third quarter of 2023 and 2022, respectively, and $4.7 million and $(4.0) million in the first nine months of 2023 and 2022, respectively	(521)	5,880	(14,005)	12,072
Foreign currency translation adjustment, net of tax of $0 for each period	1,405	(35,795)	70,181	(52,819)
Amortization of net actuarial pension loss included in net income, net of tax of $0.0 million and $0.0 million in the third quarter of 2023 and 2022, respectively, and $0.0 million and $(0.2) million in the first nine months of 2023 and 2022, respectively	43	(78)	125	447
Change in unamortized pension loss during the period related to changes in foreign currency	(67)	1,354	(481)	2,277
Other comprehensive income (loss)	860	(28,639)	55,820	(38,023)
Comprehensive income	$62,258	$41,837	$255,757	$168,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$199,937	$206,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,943	65,456
Amortization of right-of-use lease assets	24,705	26,149
Stock-based compensation	147,568	133,283
Loss on investment	—	31,854
Gain on divestiture of business	—	(29,808)
Other non-cash items, net	(3,114)	(645)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	99,521	25,228
Accounts payable and accrued expenses	5,407	(7,434)
Accrued compensation and benefits	5,961	(9,334)
Deferred revenue	18,696	18,038
Accrued income taxes	(9,910)	6,124
Other current assets and prepaid expenses	8,670	(26,933)
Operating lease liabilities	(1,360)	(10,544)
Other noncurrent assets and liabilities	(11,932)	(30,851)
Net cash provided by operating activities	561,092	396,827
Cash flows from investing activities:
Additions to property and equipment	(18,035)	(9,979)
Acquisitions of businesses, net of cash acquired	(828,271)	(274,974)
Proceeds from sale of investments	349	46,906
Purchases of investments	(5,823)	—
Purchase of intangible assets	—	(5,453)
Settlement of net investment hedges	(14,204)	18,043
Divestitures of businesses and assets, net	(154)	32,518
Net cash used in investing activities	(866,138)	(192,939)
Cash flows from financing activities:
Borrowings under credit facility	1,130,000	264,000
Repayments of borrowings under credit facility	(744,000)	(280,000)
Repurchases of common stock	—	(125,000)
Proceeds from issuance of common stock	10,592	10,857
Payments of withholding taxes in connection with stock-based awards	(75,489)	(62,856)
Payments of principal for financing leases	(217)	(239)
Credit facility origination costs	(13,355)	—
Net cash provided by (used in) financing activities	307,531	(193,238)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,835	(14,654)
Net change in cash, cash equivalents, and restricted cash	9,320	(4,004)
Cash, cash equivalents, and restricted cash, beginning of period	272,888	327,046
Cash, cash equivalents, and restricted cash, end of period	$282,208	$323,042
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	5,705	5,803
Operating right-of-use assets obtained in exchange for operating lease liabilities	23,142	11,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2023	118,334	$1,182	$1,749,574	$866,276	$(98,498)	$2,518,534
Common stock issued for employee stock-based awards	582	6	(6)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(185)	(2)	(25,170)	—	—	(25,172)
Compensation expense from stock-based awards	—	—	43,044	—	—	43,044
Net income	—	—	—	61,398	—	61,398
Loss on net investment hedges, net of tax	—	—	—	—	(521)	(521)
Foreign currency translation adjustment	—	—	—	—	1,405	1,405
Change in pension benefits, net of tax	—	—	—	—	(24)	(24)
Balance as of June 30, 2023	118,731	$1,186	$1,767,442	$927,674	$(97,638)	$2,598,664

	Nine months ended June 30, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,766	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(609)	(7)	(81,187)	—	—	(81,194)
Common stock issued for employee stock purchase plan	102	—	10,592	—	—	10,592
Compensation expense from stock-based awards	—	—	117,475	—	—	117,475
Net income	—	—	—	199,937	—	199,937
Loss on net investment hedges, net of tax	—	—	—	—	(14,005)	(14,005)
Foreign currency translation adjustment	—	—	—	—	70,181	70,181
Change in pension benefits, net of tax	—	—	—	—	(356)	(356)
Balance as of June 30, 2023	118,731	$1,186	$1,767,442	$927,674	$(97,638)	$2,598,664

	Three months ended June 30, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2022	116,976	$1,170	$1,637,631	$550,424	$(105,248)	$2,083,977
Common stock issued for employee stock-based awards	558	6	(6)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(172)	(2)	(18,062)	—	—	(18,064)
Compensation expense from stock-based awards	—	—	49,420	—	—	49,420
Net income	—	—	—	70,476	—	70,476
Gain on net investment hedges, net of tax	—	—	—	—	5,880	5,880
Foreign currency translation adjustment	—	—	—	—	(35,795)	(35,795)
Change in pension benefits, net of tax	—	—	—	—	1,276	1,276
Balance as of June 30, 2022	117,362	$1,174	$1,668,983	$620,900	$(133,887)	$2,157,170

	Nine months ended June 30, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,729	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(594)	(6)	(68,653)	—	—	(68,659)
Common stock issued for employee stock purchase plan	110	1	10,856	—	—	10,857
Compensation expense from stock-based awards	—	—	133,283	—	—	133,283
Repurchases of common stock	(1,046)	(11)	(124,989)	—	—	(125,000)
Net income	—	—	—	206,244	—	206,244
Gain on net investment hedges, net of tax	—	—	—	—	12,072	12,072
Foreign currency translation adjustment	—	—	—	—	(52,819)	(52,819)
Change in pension benefits, net of tax	—	—	—	—	2,724	2,724
Balance as of June 30, 2022	117,362	$1,174	$1,668,983	$620,900	$(133,887)	$2,157,170

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

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	June 30, 2023	September 30, 2022
Short-term and long-term receivables	$844,941	$870,962
Contract assets	$17,826	$21,096
Deferred revenue	$650,427	$520,333

During the nine months ended June 30, 2023, we recognized $457.0 million of revenue that was included in Deferred revenue as of September 30, 2022. In addition, Deferred revenue increased by $97.8 million as a result of the acquisition of ServiceMax. The remainder of the change was driven by additional deferrals, primarily from new billings.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of June 30, 2023 and September 30, 2022, our total revenue liability was $25.2 million and $34.2 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of June 30, 2023, the transaction price amounts include performance obligations of $650.4 million recorded in Deferred revenue and $1,246.5 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 58% of the total $1,896.9 million over the next 12 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring revenue(1)	$498,410	$415,197	$1,407,662	$1,273,032
Perpetual license	8,251	8,203	30,417	26,211
Professional services	35,681	39,074	112,354	126,179
Total revenue	$542,342	$462,474	$1,550,433	$1,425,422
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and cloud services revenue.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Americas	$278,329	$193,043	$761,617	$608,924
Europe	173,559	176,419	549,835	561,690
Asia Pacific	90,454	93,012	238,981	254,808
Total revenue	$542,342	$462,474	$1,550,433	$1,425,422

3. Restructuring and Other Charges

Restructuring and other charges, net includes restructuring charges (credits) and impairment and accretion expense charges related to the lease assets of exited facilities.

Restructuring Charges (Credits)

Restructuring accrual balances as of June 30, 2023 and September 30, 2022 and activity for the nine months ended June 30, 2023 were immaterial. The following table summarizes restructuring accrual activity for the nine months ended June 30, 2022:

(in thousands)	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
Accrual, October 1, 2021	$1,981	$3,505	$5,486
Charges (credits) to operations, net	33,471	(721)	32,750
Cash disbursements	(31,965)	(2,159)	(34,124)
Foreign exchange impact	(550)	—	(550)
Accrual, June 30, 2022	$2,937	$625	$3,562

The accrual for employee severance and related benefits is included in Accrued compensation and benefits in the Consolidated Balance Sheets.

The accrual for facility closures and related costs is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. In addition to the payments referenced above, payments related to lease costs for exited facilities were $0.7 million and $1.9 million in the third quarter and first nine months of 2022, respectively.

4. Stock-based Compensation

The value of stock issued for RSUs vested is as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock issued for vested RSUs	$79,129	$58,544	$235,430	$198,712

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of license revenue	$53	$338	$141	$413
Cost of support and cloud services revenue	3,479	2,544	9,464	8,183
Cost of professional services revenue	2,315	5,547	6,063	10,069
Sales and marketing	14,513	14,029	39,554	38,556
Research and development	14,801	11,002	41,839	30,682
General and administrative	18,657	15,960	50,507	45,380
Total stock-based compensation expense	$53,818	$49,420	$147,568	$133,283

As of June 30, 2023, we had liability-classified awards related to stock-based compensation of $30.1 million.

5. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$61,398	$70,476	$199,937	$206,244
Weighted-average shares outstanding—Basic	118,483	117,073	118,186	117,114
Dilutive effect of restricted stock units	909	895	886	983
Weighted-average shares outstanding—Diluted	119,392	117,968	119,072	118,097
Earnings per share—Basic	$0.52	$0.60	$1.69	$1.76
Earnings per share—Diluted	$0.51	$0.60	$1.68	$1.75

Anti-dilutive shares were immaterial for the three and nine months ended June 30, 2023 and June 30, 2022.

6. Acquisitions

Acquisition and transaction-related costs in the third quarter and first nine months of 2023 totaled $0.8 million and $18.5 million, respectively, compared to $6.4 million and $11.3 million in the third quarter and first nine months of 2022, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

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

PTC borrowed $630 million under the revolving line of our new credit facility and $500 million under the term loan of the new credit facility to repay amounts under the prior credit facility and to pay the closing purchase price and transaction expenses related to the acquisition. ServiceMax had approximately 500 employees on the close date. In the three and nine months ended June 30, 2023, ServiceMax revenue was $46.6 million and $91.7 million, respectively, and ServiceMax earnings were immaterial.

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

The following table sets forth the preliminary purchase price allocation for ServiceMax. We have also recorded a liability of $620.0 million related to the fair value of the $650.0 million deferred purchase price payment.

(in thousands)
Goodwill(1)	$979,349
Customer relationships	509,200
Purchased software	106,900
Accounts receivable	58,722
Trademarks	9,000
Other net assets	5,540
Net tax liability(1)	(122,654)
Deferred revenue	(97,829)
Total	$1,448,228
(1)
Includes a measurement period adjustment of $4.2 million to Goodwill and $(4.2) million to Net tax liability in the third quarter of 2023 related to deferred tax liabilities.

The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 19 years, 10 years, and 10 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill will not be deductible for income tax purposes. The amount of goodwill resulting from purchase price allocation reflects expected future growth as ServiceMax expands our closed-loop product lifecycle management (PLM) strategy.

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

The unaudited pro forma financial information for the three and nine months ended June 30, 2023 and 2022 presented below combines the historical results of PTC for those periods and the historical results of ServiceMax for the three and nine months ended July 31, 2022, respectively, and the effects of the pro forma adjustments listed above.

(in thousands)	Pro forma three months ended		Pro forma nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$542,342	$506,367	$1,594,118	$1,550,767
Net income	$61,398	$59,905	$193,834	$136,495

The impact from acquisitions other than ServiceMax for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

7. Goodwill and Intangible Assets

Our reporting units are the same as our operating segments. In the third quarter of 2023, we reevaluated our operating segments to better align with how our chief operating decision maker ("CODM") evaluates performance and allocates resources, which resulted in a change from two operating segments—Software Products and Professional Services—to a single operating segment. As part of this reevaluation, we determined that our reporting unit is the same as our operating segment.

Before combining the reporting units, we performed a step zero qualitative assessment of the Software Products reporting unit and a step one quantitative assessment of the Professional Services reporting unit. As of June 30, 2023 and prior to the reporting unit change, goodwill attributable to the Software Products segment was $3,367.5 million and to the Professional Services segment was $9.8 million.

Our qualitative assessment for Software Products included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of the reporting unit relative to its carrying value at the last valuation date (June 27, 2020). Based on our qualitative assessment, we believe it is more likely than not that the fair value of our Software Products reporting unit exceeds its carrying value and no further impairment testing is required.

Our quantitative assessment for Professional Services compared the fair value of the reporting unit to its carrying value. We estimated the fair value of the Professional Services reporting unit using a discounted cash flow valuation model. This model requires estimates of future revenues, profits, capital expenditures, working capital, and a terminal value based on a residual cash flow valuation model. We estimated this amount by evaluating historical trends, current budgets and operating plans. Based on a comparison of the estimated fair value to the carrying value of the Professional Services reporting unit as of June 30, 2023, no impairment was required.

After combining the reporting units, we performed a step zero qualitative assessment on the combined goodwill balance and determined that it is more likely than not that the fair value of the combined reporting unit exceeds its carrying value and no further impairment testing is required.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	June 30, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,377,319			$2,353,654
Intangible assets with finite lives (amortized):
Purchased software	$617,241	$386,917	$230,324	$502,859	$355,857	$147,002
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,116,980	406,177	710,803	594,970	369,390	225,580
Trademarks and trade names	37,005	19,012	17,993	27,546	17,410	10,136
Other	3,912	3,912	—	3,766	3,766	—
Total intangible assets with finite lives	$1,798,015	$838,895	$959,120	$1,152,018	$769,300	$382,718
Total goodwill and acquired intangible assets			$4,336,439			$2,736,372

Goodwill

Changes in goodwill were as follows:

(in thousands)
Balance, October 1, 2022	$2,353,654
Acquisitions	979,349
Foreign currency translation adjustment	44,316
Balance, June 30, 2023	$3,377,319

Amortization of Intangible Assets

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization of acquired intangible assets	$10,670	$8,931	$29,352	$25,865
Cost of revenue	9,841	6,596	25,817	19,010
Total amortization expense	$20,511	$15,527	$55,169	$44,875

8. Fair Value Measurements

The valuation hierarchy for disclosure of assets and liabilities reported at fair value prioritizes the inputs for such valuations into three broad levels:

•
Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;
•
Level 2: quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; or
•
Level 3: unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022 were as follows:

(in thousands)	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$70,583	$—	$—	$70,583
Convertible note	—	—	2,000	2,000
Forward contracts	—	1,747	—	1,747
Options	—	594	—	594
	$70,583	$2,341	$2,000	$74,924
Financial liabilities:
Forward contracts	—	1,537	—	1,537
	$—	$1,537	$—	$1,537

(in thousands)	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$102,313	$—	$—	$102,313
Convertible note	—	—	2,000	2,000
Forward contracts	—	9,058	—	9,058
	$102,313	$9,058	$2,000	$113,371
Financial liabilities:
Forward contracts	—	2,908	—	2,908
	$—	$2,908	$—	$2,908
(1)
Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security is classified as available-for-sale and is included in Other assets on the Consolidated Balance Sheet. There were no changes in the fair value of this level 3 investment in the three and nine months ended June 30, 2023.

Non-Marketable Equity Investments

The carrying value of our non-marketable equity investments is recorded in Other assets on the Consolidated Balance Sheets and totaled $6.1 million as of June 30, 2023 and $1.0 million as of September 30, 2022.

Equity Securities

During the nine months ended June 30, 2022, we recognized a loss of $34.8 million in Other income (expense), net related to fluctuations in the value of equity securities we held in Matterport, Inc. All shares owned in Matterport were sold in the second quarter of 2022 for an aggregate price of $42.7 million. We did not hold any equity securities as of June 30, 2023 or September 30, 2022.

9. Derivative Financial Instruments

We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2023	September 30, 2022	June 30, 2023	September 30, 2022
Derivative assets(1):
Forward Contracts	$773	$1,960	$974	$7,098
Options	$—	$—	$594	$—
Derivative liabilities(2):
Forward Contracts	$—	$—	$1,537	$2,908
(1)
As of June 30, 2023 and September 30, 2022, current derivative assets of $2.3 million and $9.1 million, respectively, are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of June 30, 2023 and September 30, 2022, current derivative liabilities of $1.5 million and $2.9 million, respectively, are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of June 30, 2023 and September 30, 2022, we had outstanding forward contracts and options with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2023	September 30, 2022
Canadian Dollar / U.S. Dollar	$9,470	$2,731
Euro / U.S. Dollar(1)	613,619	316,869
British Pound / U.S. Dollar	509	7,368
Israeli Shekel / U.S. Dollar	10,854	12,052
Japanese Yen / U.S. Dollar(2)	12,353	25,566
Swiss Franc / U.S. Dollar	6,002	25,559
Swedish Krona / U.S. Dollar	6,188	35,713
Singapore Dollar / U.S. Dollar	—	3,637
Chinese Renminbi / U.S. Dollar	6,054	23,965
New Taiwan Dollar / U.S. Dollar	5,428	13,906
Korean Won/ U.S. Dollar	—	4,919
Danish Krone/ U.S. Dollar	1,487	3,192
Australian Dollar/ U.S. Dollar	2,273	3,269
Hong Kong Dollar/U.S. Dollar	2,263	785
All other	2,464	3,647
Total	$678,964	$483,178
(1)
As of June 30, 2023, $573.8 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $39.8 million relates to options. As of September 30, 2022, all the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.
(2)
As of June 30, 2023, $1.5 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $10.9 million relates to options. As of September 30, 2022, all the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and June 30, 2022:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(1,006)	$3,399	$(13,437)	$3,761

In the three months ended June 30, 2023 and June 30, 2022, foreign currency gains, net were $0.5 million and $0.9 million, respectively. In the nine months ended June 30, 2023 and June 30, 2022, foreign currency losses, net were $3.4 million and $3.1 million, respectively.

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

As of June 30, 2023 and September 30, 2022, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2023	September 30, 2022
Euro / U.S. Dollar	$236,246	$110,466
Japanese Yen / U.S. Dollar	10,575	—
Total	$246,821	$110,466

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and June 30, 2022:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gain (loss) recognized in OCI	OCI	$(695)	$7,818	$(18,663)	$16,050
Gain (loss) reclassified from OCI to earnings	n/a	—	—	—	—
Gain recognized, excluded portion	Other income (expense), net	1,124	515	3,272	1,124

As of June 30, 2023, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of June 30, 2023:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2023	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$1,747	$—	$1,747	$(1,537)	$—	$210

The following table sets forth the offsetting of derivative liabilities as of June 30, 2023:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2023	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$1,537	$—	$1,537	$(1,537)	$—	$—

10. Segment Information

In the third quarter of 2023, we reevaluated our operating segments to better align with how our CODM, who is our Chief Executive Officer, evaluates performance and allocates resources. The key factors evaluated included our organization structure, financial results reviewed by the CODM, and compensation structure, among others. As a result, we consolidated our operating segment structure from two segments to one. This change reflects our strategy to focus our professional services business on high-value services and to leverage partners to provide services, while delivering products that require fewer consulting and training services. Based on this change, we determined we have a single reportable segment.

11. Income Taxes

(in thousands)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income before income taxes	$76,526	$100,778	$244,019	$259,720
Provision for income taxes	$15,128	$30,302	$44,082	$53,476
Effective income tax rate	20%	30%	18%	21%

The effective tax rate for the three and nine months ended June 30, 2023 was lower than the effective tax rate for the corresponding prior-year periods primarily due to $8.1 million of tax expense in the quarter ended June 30, 2022 arising from the basis difference on goodwill related to the sale of a portion of our PLM business.

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

12. Debt

As of June 30, 2023 and September 30, 2022, we had the following long-term debt obligations:

(in thousands)	June 30, 2023	September 30, 2022
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolving line(1)(2)	245,000	359,000
Credit facility term loan(1)(2)	500,000	—
Total debt	1,745,000	1,359,000
Unamortized debt issuance costs for the senior notes(3)	(6,759)	(8,372)
Total debt, net of issuance costs	$1,738,241	$1,350,628
(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $8.1 million included in Other assets on the Consolidated Balance Sheet as of June 30, 2023 and $2.7 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2022.
(2)
Both the revolving line and the term loan will mature and all amounts then outstanding will become due and payable on January 3, 2028, unless the 2025 notes have not been refinanced to mature on or after April 3, 2028, in which case the amounts will become due on November 16, 2024. The term loan will begin amortizing in March 2024, with payments of $9.4 million in 2024, $21.9 million in 2025, and $25.0 million in each year thereafter.
(3)
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

As of June 30, 2023, the total estimated fair value of the 2028 and 2025 notes was approximately $463.8 million and $482.7 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our senior notes as of June 30, 2023.

Credit Agreement

In January 2023, we entered into an amended and restated credit agreement for a new secured multi-currency bank credit facility with a syndicate of banks. Pursuant to the agreement, all prior revolving commitments under the prior credit agreement were replaced with the revolving commitments under the new credit facility. The new credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of June 30, 2023, unused commitments under our credit facility were approximately $1,005 million.

As of June 30, 2023, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, ServiceMax, Inc. was the only subsidiary guarantor. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors and secured, subject to exceptions, by a first priority perfected security interest in substantially all existing and after-acquired personal property owned by PTC and its material domestic subsidiaries (except for certain indirect material domestic subsidiaries). As of the filing of this Form 10-Q, no funds were borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the base rate (for USD borrowings, either the adjusted Daily Simple RFR or adjusted Term SOFR) and period selected by us. The spread over the base rate depends on our total leverage ratio. As of June 30, 2023, the annual rate for borrowings outstanding was 6.93%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

The credit facility limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC Inc. and its material domestic subsidiaries may not invest cash or property in, or loan amounts to, PTC’s foreign subsidiaries in aggregate amounts exceeding $100 million for purposes other than acquisitions of businesses. The credit facility also requires that we maintain certain financial ratios.

As of June 30, 2023, we were in compliance with all financial and operating covenants of the credit facility.

In the first nine months of 2023, we incurred $13.4 million in financing costs in connection with the January 2023 credit facility and related arrangements, of which $4.2 million (related to a since-extinguished bridge loan) was expensed in the period and $9.2 million is recorded as deferred debt issuance costs and included in Other assets and Other current assets on the Consolidated Balance Sheet. Deferred debt issuance costs are expensed over the term of the obligations.

Interest

In the third quarter and first nine months of 2023, we incurred interest expense on our debt of $35.8 million and $93.7 million, respectively, and $13.8 million and $39.0 million in the third quarter and first nine months of 2022, respectively. Interest expense in the three and nine months ended June 30, 2023 includes $10.0 million and $20.0 million, respectively, of interest associated with the $620.0 million fair value of a $650.0 million deferred acquisition payment related to the ServiceMax acquisition. In the third quarter and first nine months of 2023, we paid $22.6 million and $51.9 million of interest on our debt, respectively, and $2.1 million and $25.9 million in the third quarter and first nine months of 2022, respectively. The average interest rate on borrowings outstanding was approximately 5.2% and 4.8% during the third quarter and first nine months of 2023, respectively, and 3.4% and 3.3% during the third quarter and first nine months of 2022, respectively.

13. Commitments and Contingencies

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements with our customers and business partners in the ordinary course of our business. Under such agreements, we typically indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products. Indemnification may also cover other types of claims, including claims relating to certain data breaches. These agreements typically limit our liability with respect to indemnification claims other than intellectual property infringement claims. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and, accordingly, we believe the estimated fair value of liabilities under these agreements is immaterial.

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

Our software portfolio includes award-winning offerings that enable companies to author product data (our CAD portfolio solutions) and manage product data and orchestrate processes (our PLM portfolio solutions). Our software can be delivered on premises, in the cloud, or in a hybrid model.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate due to, among other factors, supply chain disruptions, increasing interest rates and inflation, volatile foreign exchange rates and the relative strength of the U.S. dollar, tightening of credit standards and availability, the effects of the Russia/Ukraine conflict, including the effect on energy supplies to Europe, and growing tensions with China, any of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our ServiceMax and SaaS businesses, may not expand and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those technologies than we expect or if they adopt competing technologies; our strategic initiatives and investments, including our accelerated investments in our transition to SaaS and the acquisition of ServiceMax, may not deliver the results when or as we expect; we may be unable to integrate the ServiceMax technology when or as we expect; we may be unable to generate sufficient operating cash flow to return 50% of free cash flow to shareholders via share repurchases, and other uses of cash or our credit facility limits could preclude such repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR grew 25% to $1.93 billion as of the end of Q3’23 compared to Q3’22. Organic ARR grew 14% year over year to $1.76 billion. ARR growth was driven by the contribution from the ServiceMax business acquired in Q2'23 and solid growth in both the CAD and PLM product groups.

We generated $169 million of cash from operations in Q3’23 compared to $117 million in Q3’22, an increase of 45% that was driven by continued strong execution, based on a foundation of solid collections and cost discipline. Interest payments were $21 million higher in Q3'23 compared to Q3'22, while restructuring payments and acquisition- and transaction-related cash outflows decreased $17 million in Q3'23 compared to Q3'22. Free cash flow of $164 million in Q3'23 increased 46% from $112 million in Q3'22.

Revenue growth of 17% (21% constant currency) in Q3'23 compared to Q3'22 was primarily due to the contribution from ServiceMax. We incurred higher interest expense in the period related to the ServiceMax acquisition, which adversely affected our net income and earnings per share results.

Results of Operations

The following table shows the operating and financial measures that we consider the most significant indicators of our business performance.

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	June 30, 2023	June 30, 2022	Actual	Constant Currency(1)
ARR	$1,928.7	$1,544.4	25%	25%

Total recurring revenue(2)	$498.4	$415.2	20%	23%
Perpetual license	8.3	8.2	1%	3%
Professional services	35.7	39.1	(9)%	(7)%
Total revenue	542.3	462.5	17%	21%
Total cost of revenue	115.9	102.0	14%	15%
Gross margin	426.5	360.5	18%	22%
Operating expenses	316.6	280.5	13%	14%
Operating income	$109.9	$80.0	37%	57%
Non-GAAP operating income(1)	$185.0	$155.7	19%	26%
Operating margin	20.3%	17.3%
Non-GAAP operating margin(1)	34.1%	33.7%
Diluted earnings per share	$0.51	$0.60
Non-GAAP diluted earnings per share(1)	$0.99	$0.97

Cash flow from operations(3)	$169.2	$116.8
Capital expenditures	(5.1)	(4.5)
Free cash flow	$164.1	$112.3

(Dollar amounts in millions, except per share data)	Nine months ended		Percent Change
	June 30, 2023	June 30, 2022	Actual	Constant Currency(1)
ARR	$1,928.7	$1,544.4	25%	25%

Total recurring revenue(2)	$1,407.7	$1,273.0	11%	16%
Perpetual license	30.4	26.2	16%	21%
Professional services	112.4	126.2	(11)%	(7)%
Total revenue	1,550.4	1,425.4	9%	14%
Total cost of revenue	325.2	290.5	12%	15%
Gross margin	1,225.3	1,135.0	8%	14%
Operating expenses	887.9	833.6	7%	9%
Operating income	$337.3	$301.3	12%	28%
Non-GAAP operating income(1)	$558.2	$527.7	6%	14%
Operating margin	21.8%	21.1%
Non-GAAP operating margin(1)	36.0%	37.0%
Diluted earnings per share	$1.68	$1.75
Non-GAAP diluted earnings per share(1)	$3.14	$3.31

Cash flow from operations(3)	$561.1	$396.8
Capital expenditures	(18.0)	(10.0)
Free cash flow	$543.1	$386.8

(1)
See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
(2)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and cloud revenue.
(3)
Cash flow from operations in Q3'23 includes $2.8 million of acquisition and transaction-related payments. Cash flow from operations for the first nine months of FY'23 includes $1.4 million of restructuring payments and $9.3 million of acquisition and transaction-related payments. Cash flow from operations for the third quarter and first nine months of FY'22 includes $10.2 million and $38.5 million of restructuring payments, respectively, and $9.7 million and $10.1 million of acquisition and transaction-related payments, respectively.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 45% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY’23 and FY’22 by the exchange rates in effect on September 30, 2022.

If reported results for the nine months ended June 30, 2023 were converted into U.S. dollars based on September 30, 2022 exchange rates, ARR would have been lower by $61 million, revenue would have been lower by $41 million, and expenses would have been lower by $17 million. If reported results for the same period in FY'22 were converted into U.S. dollars based on September 30, 2022 exchange rates, ARR would have been lower by $49 million, revenue would have been lower by $102 million, and expenses would have been lower by $44 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2023	June 30, 2022	Actual	Constant Currency	June 30, 2023	June 30, 2022	Actual	Constant Currency
License	$192.9	$175.2	10%	15%	$562.6	$562.6	(0)%	6%
Support and cloud services	313.7	248.2	26%	28%	875.4	736.6	19%	24%
Software revenue	506.7	423.4	20%	23%	1,438.1	1,299.2	11%	16%
Professional services	35.7	39.1	(9)%	(7)%	112.4	126.2	(11)%	(7)%
Total revenue	$542.3	$462.5	17%	21%	$1,550.4	$1,425.4	9%	14%

Software revenue in Q3'23 and the first nine months of FY'23 benefited from contributions from ServiceMax, as well as from Codebeamer, which was acquired in Q3'22. The decline in the value of foreign currencies compared to the U.S. Dollar was a headwind to year-over-year revenue growth.

Within software revenue, license revenue is impacted by the quantity and size of expiring and renewing multi-year on-premises subscription contracts along with the duration of those contracts that start in the period. In Q3’23, the weighted-average duration of contracts starting in the quarter was substantially similar to Q3'22 with duration increases in the Americas offset by duration decreases in Europe. However, durations were lower in the first nine months of FY'23 compared to FY'22. The FY'23 decrease was primarily due to a few high-value renewal contracts in FY'22 that had longer than typical durations. Because longer duration contracts typically have a higher total contract value, which drives the amount of license revenue recognized on on-premises contracts, this year-over-year duration decrease represented a headwind to license revenue growth in the first nine months of FY'23.

Professional services revenue decreased in Q3'23 and the first nine months of FY’23 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves, including the Q3'22 sale of a portion of our PLM services business to ITC Infotech. The decline in the value of foreign currencies compared to the U.S. Dollar also contributed to the year-over-year revenue decline. These decreases were partially offset by ServiceMax professional services revenue.

Our expectation is that professional services revenue will continue to trend down over time as we execute on our partner strategy and deliver products that require less consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2023	June 30, 2022	Actual	Constant Currency	June 30, 2023	June 30, 2022	Actual	Constant Currency
PLM	$314.4	$233.2	35%	38%	$864.4	$709.4	22%	27%
CAD	192.3	190.2	1%	4%	573.7	589.8	(3)%	3%
Software revenue	$506.7	$423.4	20%	23%	$1,438.1	$1,299.2	11%	16%

PLM software revenue growth in Q3'23 and the first nine months of FY’23 benefited from contributions from ServiceMax (acquired early in Q2'23) and Codebeamer (acquired in Q3’22). The decline in the value of foreign currencies compared to the U.S. Dollar was a headwind to year-over-year revenue growth. Excluding contributions from ServiceMax and Codebeamer, constant currency revenue growth was driven by Windchill and IIoT in the Americas, offset by a decrease in Windchill revenue in Europe due to shorter durations of on-premises subscription contracts.

PLM ARR grew 36% (actual and constant currency) from Q3’22 to Q3'23, driven by ServiceMax, Windchill and IIoT.

CAD software revenue in Q3'23 and the first nine months of FY'23 was negatively impacted by a decline in the value of foreign currencies compared to the U.S. Dollar. The constant currency revenue growth was driven by Creo revenue in the Americas, offset by a decrease in Creo revenue in Europe due to shorter durations of on-premises subscription contracts.

CAD ARR grew 11% (actual and constant currency) from Q3’22 to Q3’23, driven by Creo.

Gross Margin

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2023	June 30, 2022	Percent Change	June 30, 2023	June 30, 2022	Percent Change
License gross margin	$181.4	$161.5	12%	$521.3	$527.2	(1)%
License gross margin percentage	94%	92%		93%	94%
Support and cloud services gross margin	$245.5	$201.6	22%	$697.8	$599.3	16%
Support and cloud services gross margin percentage	78%	81%		80%	81%
Professional services gross margin	$(0.4)	$(2.6)	(85)%	$6.1	$8.4	(27)%
Professional services gross margin percentage	(1)%	(7)%		5%	7%

Total gross margin	$426.5	$360.5	18%	$1,225.3	$1,135.0	8%
Total gross margin percentage	79%	78%		79%	80%

Non-GAAP gross margin(1)	$442.2	$375.5	18%	$1,266.8	$1,172.6	8%
Non-GAAP gross margin percentage(1)	82%	81%		82%	82%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in Q3’23 compared to Q3’22 due mainly to higher license revenue. License gross margin decreased in the first nine months of FY’23 compared to the corresponding FY’22 period due to increases in cost of license driven by higher royalty expense while license revenue remained flat.

Support and cloud services gross margin increased in the third quarter and first nine months of FY’23 compared to the corresponding FY’22 periods due to increases in support and cloud services revenue, partially offset by increases in cost of support and cloud services, which were driven by higher royalty expenses, compensation costs, higher intangible amortization expense due to the ServiceMax acquisition, and cloud hosting costs.

Professional services gross margin decreased in the third quarter and first nine months of FY’23 compared to the corresponding FY’22 periods due to decreases in professional services revenue, offset by a decrease in professional services costs in the first nine months of FY’23. The decreases in professional services revenue are mainly due to the sale of a portion of our services business in FY'22 and our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2023	June 30, 2022	Percent Change	June 30, 2023	June 30, 2022	Percent Change
Sales and marketing	$145.1	$124.3	17%	$392.7	$366.2	7%
% of total revenue	27%	27%		25%	26%
Research and development	$103.8	$88.2	18%	$292.3	$250.6	17%
% of total revenue	19%	19%		19%	18%
General and administrative	$57.1	$54.6	4%	$173.9	$154.0	13%
% of total revenue	11%	12%		11%	11%
Amortization of acquired intangible assets	$10.7	$8.9	19%	$29.4	$25.9	13%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges (credits), net	$(0.0)	$4.5	(101)%	$(0.4)	$36.9	(101)%
% of total revenue	(0)%	1%		(0)%	3%
Total operating expenses	$316.6	$280.5	13%	$887.9	$833.6	7%

Headcount increased 11% between Q3’22 and Q3’23, primarily driven by our acquisition of ServiceMax.

Operating expenses in Q3'23 increased compared to Q3'22, primarily due to the following:

•
a $30 million increase in compensation expense (including stock-based compensation and benefit costs) primarily due to our acquisition of ServiceMax; and
•
an $8 million increase in marketing expense primarily due to our Q3'23 LiveWorx event.

Operating expenses in the first nine months of FY’23 increased compared to the first nine months of FY’22, due to the following:

•
a $57 million increase in compensation expense (including stock-based compensation and benefit costs) primarily due to our acquisition of ServiceMax; and
•
an $11 million increase in marketing expense primarily due to our Q3'23 LiveWorx event;

partially offset by:

•
a $37 million decrease in restructuring and other charges.

Interest Expense

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2023	June 30, 2022	Percent Change	June 30, 2023	June 30, 2022	Percent Change
Interest and debt premium expense	$(35.8)	$(13.8)	160%	$(93.7)	$(39.0)	140%

Interest expense includes interest on our credit facility and senior notes and imputed interest on the ServiceMax deferred acquisition payment. The increase in interest expense was driven by higher total debt and higher interest rates in Q3’23 compared to Q3’22, as well as the imputed interest on the ServiceMax deferred acquisition payment.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2023	June 30, 2022	Percent Change	June 30, 2023	June 30, 2022	Percent Change
Interest income	$1.4	$0.6	128%	$3.9	$1.6	142%
Other income (expense), net	1.1	34.0	(97)%	(3.5)	(4.2)	(18)%
Other income (expense), net	$2.5	$34.6	(93)%	$0.4	$(2.6)	(115)%

The decrease in Other income (expense), net, in Q3’23 was driven by a recognized gain on the sale of a portion of our PLM services business of $29.8 million in Q3’22 and a $3.0 million gain on the sale of an investment in Q3'22. In addition, net charges for the first nine months of FY'22 include a recognized loss on our equity investment in a publicly-traded company of $34.8 million.

Income Taxes

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2023	June 30, 2022	Percent Change	June 30, 2023	June 30, 2022	Percent Change
Income before income taxes	$76.5	$100.8	(24)%	$244.0	$259.7	(6)%
Provision for income taxes	$15.1	$30.3	(50)%	$44.1	$53.5	(18)%
Effective income tax rate	20%	30%		18%	21%

The effective tax rate for Q3'23 and the first nine months of FY'23 was lower than the effective tax rate for the corresponding FY’22 periods primarily due to $8.1 million of tax expense in Q3'22 arising from the basis difference on goodwill related to the sale of a portion of our PLM business in that period.

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

Liquidity and Capital Resources

(in millions)	June 30, 2023	September 30, 2022
Cash and cash equivalents	$281.5	$272.2
Restricted cash	0.7	0.7
Total	$282.2	$272.9

(in millions)	Nine months ended
	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$561.1	$396.8
Net cash used in investing activities	$(866.1)	$(192.9)
Net cash provided by (used in) financing activities	$307.5	$(193.2)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

A significant portion of our cash is generated and held outside the U.S. As of June 30, 2023, we had cash and cash equivalents of $13.6 million in the U.S., $123.9 million in Europe, $119.3 million in Asia Pacific (including India) and $24.7 million in other non-U.S. countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows, and cash available under our credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $164.3 million in the first nine months of FY’23 compared to the first nine months of FY’22. The increase was driven by an increase in collections, including contributions from ServiceMax, and lower restructuring payments, partially offset by increases in salary-related payments and vendor disbursements driven by the ServiceMax acquisition and higher interest payments. Cash from operations for the first nine months of FY'23 includes $1.4 million of restructuring payments and $9.3 million of acquisition and transaction-related payments compared to $38.5 million of restructuring payments and $10.1 million of acquisition and transaction-related payments in the prior-year period. Cash from operations for the first nine months of FY'23 includes $51.9 million of interest payments, compared to $25.9 million in the prior-year period.

Cash Used In Investing Activities

Cash used in investing activities in the first nine months of FY’23 was driven by the acquisition of ServiceMax for $828.2 million in Q2'23. Cash used in investing activities in the first nine months of FY’22 reflects the acquisition of the Codebeamer business for $275 million, offset by $47 million of proceeds from the sale of an investment and $33 million of proceeds from the sale of a portion of our PLM services business.

Cash Provided by (Used In) Financing Activities

Cash provided by financing activities in the first nine months of FY’23 was primarily related to net new borrowings of $771.0 million (a $500.0 million term loan and a $271.0 million incremental revolving line) to fund the ServiceMax acquisition and repayments of $385.0 million on the new revolving facility. Cash used in financing activities in the first nine months of FY’22 included $125.0 million of repurchases of our common stock.

Outstanding Debt

(in millions)	June 30, 2023
4.000% Senior notes due 2028	$500.0
3.625% Senior notes due 2025	500.0
Credit facility revolving line	245.0
Credit facility term loan	500.0
Total debt	$1,745.0
Unamortized debt issuance costs for the senior notes	(6.8)
Total debt, net of issuance costs	$1,738.2

Undrawn under credit facility revolving line	$1,005.0
Undrawn under credit facility revolving line available to borrow	$341.2

In addition to the debt shown in the above table, we have recorded a $620.0 million deferred acquisition payment liability related to the fair value of the $650.0 million installment due in October 2023 for the ServiceMax acquisition. Of the $650 million to be paid, $620 million will be a financing outflow and $30 million of imputed interest will be an operating cash outflow.

As of June 30, 2023, we were in compliance with all financial and operating covenants of the credit facility and the note indentures.

Our credit facility and our senior notes are described in Note 12. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (expected capital expenditures of approximately $2 million in Q4'23) through at least the next twelve months and to meet our known capital requirements.

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

ARR increases by the annualized value of active contracts that commence in a reporting period and decreases by the annualized value of contracts that expire in the reporting period.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable, stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in general and administrative expenses; restructuring and other charges (credits), net; significant non-ordinary course non-operating charges (credits), including those associated with the sale of a portion of our PLM services business and gains or losses on equity investments; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

(in millions, except per share amounts)	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP gross margin	$426.5	$360.5	$1,225.3	$1,135.0
Stock-based compensation	5.8	8.4	15.7	18.7
Amortization of acquired intangible assets included in cost of revenue	9.8	6.6	25.8	19.0
Non-GAAP gross margin	$442.2	$375.5	$1,266.8	$1,172.6
GAAP operating income	$109.9	$80.0	$337.3	$301.3
Stock-based compensation	53.8	49.4	147.6	133.3
Amortization of acquired intangible assets	20.5	15.5	55.2	44.9
Acquisition and transaction-related charges	0.8	6.4	18.5	11.3
Restructuring and other charges (credits), net	(0.0)	4.5	(0.4)	36.9
Non-GAAP operating income	$185.0	$155.7	$558.2	$527.7
GAAP net income	$61.4	$70.5	$199.9	$206.2
Stock-based compensation	53.8	49.4	147.6	133.3
Amortization of acquired intangible assets	20.5	15.5	55.2	44.9
Acquisition and transaction-related charges	0.8	6.4	18.5	11.3
Restructuring and other charges (credits), net	(0.0)	4.5	(0.4)	36.9
Non-operating charges (credits), net(1)	—	(32.8)	5.1	2.0
Income tax adjustments(2)	(18.8)	1.1	(52.5)	(43.6)
Non-GAAP net income	$117.7	$114.5	$373.4	$391.0
GAAP diluted earnings per share	$0.51	$0.60	$1.68	$1.75
Stock-based compensation	0.45	0.42	1.24	1.13
Amortization of acquired intangible assets	0.17	0.13	0.46	0.38
Acquisition and transaction-related charges	0.01	0.05	0.16	0.10
Restructuring and other charges (credits), net	(0.00)	0.04	(0.00)	0.31
Non-operating charges (credits), net(1)	—	(0.28)	0.04	0.02
Income tax adjustments(2)	(0.16)	0.01	(0.44)	(0.37)
Non-GAAP diluted earnings per share	$0.99	$0.97	$3.14	$3.31

Cash provided by operating activities	$169.2	$116.8	$561.1	$396.8
Capital expenditures	(5.1)	(4.5)	(18.0)	(10.0)
Free cash flow	$164.1	$112.3	$543.1	$386.8
(1)
In the nine months ended June 30, 2023, we recognized $4.2 million of financing charges for a debt commitment agreement associated with our acquisition of ServiceMax. Credits for Q3'22 include a $29.8 million gain on the sale of a portion of our PLM services business, and a $3.0 million gain on sale of an investment. Net charges for the nine months ended June 30, 2022 include a $34.8 million expense recognized due to the reduction in value of an equity investment in a publicly-traded company, offset by a $29.8 million gain on the sale of a portion of our PLM services business, and a $3.0 million gain on sale of an investment.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. In Q3'22, adjustments include tax expense of $15.5 million related to the sale of our PLM service business, of which $8.1 million pertains to the basis difference on goodwill.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP operating margin	20.3%	17.3%	21.8%	21.1%
Stock-based compensation	9.9%	10.7%	9.5%	9.4%
Amortization of acquired intangible assets	3.8%	3.4%	3.6%	3.1%
Acquisition and transaction-related charges	0.1%	1.4%	1.2%	0.8%
Restructuring and other charges (credits), net	0.0%	1.0%	0.0%	2.6%
Non-GAAP operating margin	34.1%	33.7%	36.0%	37.0%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Management excluded ServiceMax from its assessment of internal control over financial reporting as of June 30, 2023 because it was acquired in a business combination in the current fiscal year. ServiceMax's total assets and total revenues represent approximately 2% (excluding the impact of goodwill and intangibles from the acquisition) and 9%, respectively, of our total assets and total revenues, as of and for the nine months ended June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q3’23

None.

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

101

The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 ("Q3 Form 10-Q") formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and June 30, 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2023 and June 30, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and June 30, 2022; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2023 and June 30, 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 4, 2023