Form 10-Q
period 2023-12-31
PTC INC.
filed 2024-02-02
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

There were 119,552,405 shares of our common stock outstanding on January 31, 2024.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2023

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$264,997	$288,103
Accounts receivable, net of allowance for doubtful accounts of $480 and $429 at December 31, 2023 and September 30, 2023, respectively	678,000	811,398
Prepaid expenses	123,160	96,016
Other current assets	68,252	81,849
Total current assets	1,134,409	1,277,366
Property and equipment, net	85,389	88,391
Goodwill	3,458,463	3,358,511
Acquired intangible assets, net	953,370	941,249
Deferred tax assets	123,109	123,319
Operating right-of-use lease assets	141,340	143,028
Other assets	375,077	356,978
Total assets	$6,271,157	$6,288,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,384	$43,480
Accrued expenses and other current liabilities	118,751	132,841
Accrued compensation and benefits	117,368	160,431
Accrued income taxes	14,056	14,919
Current portion of long-term debt	12,500	9,375
Deferred acquisition payments	—	620,040
Deferred revenue	649,707	665,362
Short-term lease obligations	23,567	24,737
Total current liabilities	950,333	1,671,185
Long-term debt	2,248,355	1,686,410
Deferred tax liabilities	40,758	29,508
Long-term deferred revenue	15,777	16,188
Long-term lease obligations	166,458	168,455
Other liabilities	42,823	39,806
Total liabilities	3,464,504	3,611,552
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,445 and 118,846 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	1,194	1,188
Additional paid-in capital	1,860,934	1,820,905
Retained earnings	1,039,664	973,277
Accumulated other comprehensive loss	(95,139)	(118,080)
Total stockholders’ equity	2,806,653	2,677,290
Total liabilities and stockholders’ equity	$6,271,157	$6,288,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2023	December 31, 2022
Revenue:
License	$183,998	$172,698
Support and cloud services	330,469	257,656
Total software revenue	514,467	430,354
Professional services	35,747	35,556
Total revenue	550,214	465,910
Cost of revenue:
Cost of license revenue	10,329	12,753
Cost of support and cloud services revenue	67,023	50,225
Total cost of software revenue	77,352	62,978
Cost of professional services revenue	32,668	32,812
Total cost of revenue	110,020	95,790
Gross margin	440,194	370,120
Operating expenses:
Sales and marketing	136,924	118,383
Research and development	105,783	88,177
General and administrative	69,206	50,971
Amortization of acquired intangible assets	10,363	8,026
Restructuring and other credits, net	(795)	(338)
Total operating expenses	321,481	265,219
Operating income	118,713	104,901
Interest and debt premium expense	(35,334)	(16,358)
Other income (expense), net	2,220	(2,119)
Income before income taxes	85,599	86,424
Provision for income taxes	19,212	11,389
Net income	$66,387	$75,035
Earnings per share—Basic	$0.56	$0.64
Earnings per share—Diluted	$0.55	$0.63
Weighted-average shares outstanding—Basic	119,124	117,819
Weighted-average shares outstanding—Diluted	120,250	118,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2023	December 31, 2022
Net income	$66,387	$75,035
Other comprehensive income, net of tax:
Hedge loss arising during the period, net of tax of $3.8 million and $3.8 million in the first quarter of 2024 and 2023, respectively	(11,511)	(11,485)
Foreign currency translation adjustment, net of tax of $0 for each period	34,674	60,029
Change in defined benefit pension items, net of tax of $0 for each period	(222)	(308)
Other comprehensive income	22,941	48,236
Comprehensive income	$89,328	$123,271

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$66,387	$75,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,222	21,328
Amortization of right-of-use lease assets	7,724	8,054
Stock-based compensation	59,013	41,504
Other non-cash items, net	(1,086)	(617)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	153,950	105,512
Accounts payable and accrued expenses	(51,204)	7,680
Accrued compensation and benefits	(13,483)	(17,530)
Deferred revenue	(29,094)	(19,635)
Accrued income taxes	13,467	(16,836)
Other current assets and prepaid expenses	(19,338)	2,956
Operating lease liabilities	(4,953)	7,895
Other noncurrent assets and liabilities	(21,264)	(34,425)
Net cash provided by operating activities	187,341	180,921
Cash flows from investing activities:
Additions to property and equipment	(4,563)	(9,180)
Acquisitions of businesses, net of cash acquired	(93,457)	—
Settlement of net investment hedges	(7,347)	(10,795)
Divestitures of businesses and assets, net	—	(154)
Net cash used in investing activities	(105,367)	(20,129)
Cash flows from financing activities:
Borrowings under credit facility	739,845	—
Repayments of borrowings under credit facility and acquired debt	(181,441)	—
Payments of withholding taxes in connection with stock-based awards	(50,326)	(52,423)
Payments of principal for financing leases	—	(217)
Credit facility origination costs	—	(1,350)
Payment of deferred acquisition consideration	(620,040)	—
Net cash used in financing activities	(111,962)	(53,990)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,689	8,616
Net change in cash, cash equivalents, and restricted cash	(23,299)	115,418
Cash, cash equivalents, and restricted cash, beginning of period	288,798	272,888
Cash, cash equivalents, and restricted cash, end of period	$265,499	$388,306
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	$4,009	$452
Operating right-of-use assets obtained in exchange for operating lease liabilities	$1,965	$13,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	950	10	(10)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(351)	(4)	(54,332)	—	—	(54,336)
Compensation expense from stock-based awards	—	—	94,371	—	—	94,371
Net income	—	—	—	66,387	—	66,387
Loss on net investment hedges, net of tax	—	—	—	—	(11,511)	(11,511)
Foreign currency translation adjustment	—	—	—	—	34,674	34,674
Change in defined benefit pension items, net of tax	—	—	—	—	(222)	(222)
Balance as of December 31, 2023	119,445	$1,194	$1,860,934	$1,039,664	$(95,139)	$2,806,653

	Three months ended December 31, 2022
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,090	11	(11)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(401)	(4)	(52,871)	—	—	(52,875)
Compensation expense from stock-based awards	—	—	34,119	—	—	34,119
Net income	—	—	—	75,035	—	75,035
Loss on net investment hedges, net of tax	—	—	—	—	(11,485)	(11,485)
Foreign currency translation adjustment	—	—	—	—	60,029	60,029
Change in defined benefit pension items, net of tax	—	—	—	—	(308)	(308)
Balance as of December 31, 2022	118,161	$1,182	$1,701,817	$802,772	$(105,222)	$2,400,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows as of the dates and for the periods indicated. The September 30, 2023 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

Pending Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU will be effective for us in 2026. We expect the adoption to result in disclosure changes only.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU will be effective for us in 2025. We expect the adoption to result in disclosure changes only.

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	December 31, 2023	September 30, 2023
Short-term and long-term receivables	$880,808	$997,490
Contract asset	$17,563	$16,465
Deferred revenue	$665,484	$681,550

During the three months ended December 31, 2023, we recognized $289.4 million of revenue that was included in Deferred revenue as of September 30, 2023. The remainder of the change was driven by additional deferrals, primarily from new billings.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of December 31, 2023 and September 30, 2023, our total revenue liability was $25.5 million and $23.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of December 31, 2023, the transaction price amounts include performance obligations of $665.5 million recorded in Deferred revenue and $1,499.7 million that are not yet recorded in the Consolidated Balance Sheets. We expect to recognize approximately 60% of the total $2,165.2 million over the next 12 months, with the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended
	December 31, 2023	December 31, 2022
Recurring revenue(1)	$506,027	$417,110
Perpetual license	8,440	13,244
Professional services	35,747	35,556
Total revenue	$550,214	$465,910
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and cloud services revenue.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended
	December 31, 2023	December 31, 2022
Americas	$267,267	$226,912
Europe	196,953	167,210
Asia Pacific	85,994	71,788
Total revenue	$550,214	$465,910

3. Stock-based Compensation

The value of stock issued for restricted stock units (RSUs) vested is as follows:

(in thousands)	Three months ended
	December 31, 2023	December 31, 2022
Stock issued for vested RSUs	$146,869	$143,794

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2023	December 31, 2022
Cost of license revenue	$38	$37
Cost of support and cloud services revenue	3,382	2,790
Cost of professional services revenue	1,669	1,248
Sales and marketing	16,127	12,196
Research and development	14,238	11,458
General and administrative	23,559	13,775
Total stock-based compensation expense	$59,013	$41,504

As of December 31, 2023 and September 30, 2023, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $9.5 million and $44.9 million, respectively.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended
	December 31, 2023	December 31, 2022
Net income	$66,387	$75,035
Weighted-average shares outstanding—Basic	119,124	117,819
Dilutive effect of restricted stock units	1,126	969
Weighted-average shares outstanding—Diluted	120,250	118,788
Earnings per share—Basic	$0.56	$0.64
Earnings per share—Diluted	$0.55	$0.63

Anti-dilutive shares were immaterial for the three months ended December 31, 2023 and December 31, 2022.

5. Acquisitions

Acquisition and transaction-related costs in the three months ended December 31, 2023 totaled $2.5 million, compared to $5.8 million in the three months ended December 31, 2022. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

pure-systems

On October 4, 2023, we acquired pure-systems GmbH pursuant to a Share Purchase Agreement. Pure-systems is a leading provider of product and software variant management solutions used by manufacturing companies to efficiently manage the different versions of software and systems engineering assets. The purchase price was $93.5 million, net of cash acquired, which was financed primarily with a draw on the revolving line of our credit facility. Pure-systems had approximately 50 employees on the close date.

The acquisition of pure-systems has been accounted for as a business combination. Assets and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a discounted cash flow model which requires the use of significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The purchase price allocation is considered preliminary, pending finalization of the valuation of intangible assets. Additional adjustments may be recorded during the measurement period to Goodwill, intangible assets, and net tax liabilities.

The following table outlines the preliminary purchase price allocation for pure-systems:

(in thousands)
Goodwill	$77,118
Customer relationships	17,400
Purchased software	10,000
Trademarks	800
Net tax liability	(8,860)
Acquired debt	(2,475)
Other net liabilities	(526)
Total	$93,457

The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 18 years, 10 years, and 10 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill will not be deductible for income tax purposes. The amount of goodwill resulting from the purchase price allocation reflects the expected value that will be created by expanding our ALM offerings, which are included within our PLM product group.

Our results of operations for the reported periods if presented on a pro forma basis would not differ materially from our reported results.

ServiceMax

On January 3, 2023, we acquired ServiceMax, Inc. pursuant to a Share Purchase Agreement dated November 17, 2022 for $1,448.2 million, net of cash acquired. PTC paid the first installment of $828.2 million on the acquisition date. The remaining installment of $650.0 million, of which $620.0 million represents the fair value as of the acquisition date and $30.0 million is imputed interest, was paid in October 2023. The fair value of the deferred acquisition payment was calculated based on our borrowing rate at the time of the acquisition. The purchase price allocation resulted in $974.9 million of Goodwill, $628.6 million of intangible assets, $121.7 million of net tax liabilities, and $33.6 million of other net liabilities.

ServiceMax develops and licenses cloud-native, product-centric field service management (FSM) software, which is included within our PLM product group. ServiceMax had approximately 500 employees on the close date.

6. Goodwill and Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 31, 2023			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,458,463			$3,358,511
Intangible assets with finite lives (amortized):
Purchased software	$629,554	$406,952	$222,602	$615,915	$395,109	$220,806
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,140,213	427,224	712,989	1,116,117	413,125	702,992
Trademarks and trade names	37,892	20,113	17,779	36,851	19,400	17,451
Other	3,928	3,928	—	3,867	3,867	—
Total intangible assets with finite lives	$1,834,464	$881,094	$953,370	$1,795,627	$854,378	$941,249
Total goodwill and acquired intangible assets			$4,411,833			$4,299,760

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2023	$3,358,511
Acquisitions	77,118
Foreign currency translation adjustment	22,834
Balance, December 31, 2023	$3,458,463

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2023	December 31, 2022
Amortization of acquired intangible assets	$10,363	$8,026
Cost of revenue	9,566	6,142
Total amortization expense	$19,929	$14,168

7. Fair Value Measurements

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

Money market funds, time deposits, and corporate notes/bonds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2023 were as follows:

(in thousands)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$58,772	$—	$—	$58,772
Convertible note	—	—	2,000	2,000
Forward contracts	—	1,473	—	1,473
	$58,772	$1,473	$2,000	$62,245
Financial liabilities:
Forward contracts	—	5,584	—	5,584
	$—	$5,584	$—	$5,584

(in thousands)	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$72,754	$—	$—	$72,754
Convertible note	—	—	2,000	2,000
Forward contracts	—	7,340	—	7,340
	$72,754	$7,340	$2,000	$82,094
Financial liabilities:
Forward contracts	—	3,158	—	3,158
	$—	$3,158	$—	$3,158
(1)
Money market funds and time deposits.

8. Derivative Financial Instruments

We enter into foreign currency forward contracts to manage our exposure to foreign currency exchange risk in order to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Derivative assets(1):
Forward contracts	$—	$3,770	$1,473	$3,570
Derivative liabilities(2):
Forward contracts	$3,051	$—	$2,533	$3,158
(1)
As of December 31, 2023 and September 30, 2023, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of December 31, 2023 and September 30, 2023, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Non-Designated Hedges

We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately three months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, gains or losses on the underlying foreign-denominated balance are generally offset by the losses or gains on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in Other income (expense), net.

As of December 31, 2023 and September 30, 2023, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2023	September 30, 2023
Canadian Dollar / U.S. Dollar	$2,547	$5,135
Euro / U.S. Dollar	437,668	383,227
British Pound / U.S. Dollar	5,359	6,058
Israeli Shekel / U.S. Dollar	9,264	11,852
Japanese Yen / U.S. Dollar	—	4,770
Swiss Franc / U.S. Dollar	11,303	32,766
Swedish Krona / U.S. Dollar	14,229	35,085
Chinese Renminbi / U.S. Dollar	5,180	16,660
New Taiwan Dollar / U.S. Dollar	18,492	11,855
Korean Won / U.S. Dollar	—	6,157
Danish Krone / U.S. Dollar	5,358	6,731
All other	4,609	3,340
Total	$514,009	$523,636

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three months ended December 31, 2023 and December 31, 2022:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2023	December 31, 2022
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(3,735)	$(11,009)

In the three months ended December 31, 2023, foreign currency gains, net were $1.0 million. In the three months ended December 31, 2022, foreign currency losses, net were $3.2 million.

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

As of December 31, 2023 and September 30, 2023, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2023	September 30, 2023
Euro / U.S. Dollar	$373,527	$337,923
Japanese Yen / U.S. Dollar	10,522	10,285
Total	$384,049	$348,208

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 31, 2023 and December 31, 2022:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2023	December 31, 2022
Loss recognized in OCI	OCI	$(15,304)	$(15,305)
Gain (loss) reclassified from OCI to earnings	n/a	$-	$-
Gain recognized, excluded portion	Other income (expense), net	$1,136	$969

As of December 31, 2023, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2023:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2023	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward contracts	$1,473	$—	$1,473	$(1,473)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of December 31, 2023:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2023	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward contracts	$5,584	$—	$5,584	$(1,473)	$—	$4,111

9. Income Taxes

(in thousands)	Three months ended
	December 31, 2023	December 31, 2022
Income before income taxes	$85,599	$86,424
Provision for income taxes	$19,212	$11,389
Effective income tax rate	22%	13%

The effective tax rate for the three months ended December 31, 2023 was higher than the effective tax rate for the corresponding prior-year period primarily due to a non-cash tax expense of $3.6 million related to a tax reserve in a foreign jurisdiction as well as a decrease in the excess tax benefits related to stock-based compensation.

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

10. Debt

As of December 31, 2023 and September 30, 2023, we had the following debt obligations:

(in thousands)	December 31, 2023	September 30, 2023
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver line(1)(2)	766,527	202,000
Credit facility term loan(1)(2)	500,000	500,000
Total debt	2,266,527	1,702,000
Unamortized debt issuance costs for the senior notes(3)	(5,672)	(6,215)
Total debt, net of issuance costs(4)	$2,260,855	$1,695,785
(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $7.0 million included in Other assets on the Consolidated Balance Sheet as of December 31, 2023 and $2.3 million included in Other current assets and $7.5 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2023.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. However, if our outstanding 2025 Senior Notes have not been refinanced to mature on or after April 3, 2028 or redeemed by November 16, 2024, all amounts outstanding under the credit facility will become due and payable on November 16, 2024. The term loan will begin amortizing in March 2024, with payments of $9.4 million in 2024, $21.9 million in 2025, and $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
Unamortized debt issuance costs for the senior notes are included in Long-term debt on the Consolidated Balance Sheets.
(4)
As of December 31, 2023 and September 30, 2023, $12.5 million and $9.4 million, respectively, of debt associated with the credit facility term loan was classified as short term with the remaining balance classified as long term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of December 31, 2023, the total estimated fair value of the 2028 and 2025 notes was approximately $478.8 million and $491.4 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our senior notes as of December 31, 2023.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of December 31, 2023, unused commitments under our credit facility were $483 million and amounts available for borrowing were $470 million.

As of December 31, 2023, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. As of the filing of this Form 10-Q, $221.5 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of December 31, 2023, the annual rate for borrowings outstanding was 7.2%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of December 31, 2023, we were in compliance with all financial and operating covenants of the credit facility.

Interest

In the three months ended December 31, 2023 and 2022, we incurred interest expense on our debt of $35.3 million and $16.4 million, respectively. In the three months ended December 31, 2023, we paid $44.8 million of interest on our debt, of which $30.0 million was interest imputed on the $650.0 million ServiceMax deferred acquisition payment that we settled in the period. In the three months ended December 31, 2022, we paid $4.8 million of interest on our debt. The average interest rate on borrowings outstanding was approximately 5.7% and 4.2% during the three months ended December 31, 2023 and 2022, respectively.

11. Commitments and Contingencies

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect or may deteriorate due to, among other factors, high interest rates or increases in interest rates and inflation, volatile foreign exchange rates and the relative strength of the U.S. dollar, tightening of credit standards and availability, the effects of the conflicts between Russia and Ukraine and in the Middle East, and growing tensions with China, any of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our businesses, including our ServiceMax, Codebeamer, and SaaS businesses, may not expand and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those technologies than we expect or if they adopt competing technologies; our strategic initiatives and investments, including our accelerated investments in our transition to SaaS and in our ALM business, and the acquisition of ServiceMax, may not deliver the results when or as we expect; we may be unable to generate sufficient operating cash flow to return 50% of free cash flow to shareholders via share repurchases, and other uses of cash or our credit facility limits could preclude such repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR grew 24% to $2.06 billion as of the end of Q1’24 compared to Q1’23. Organic ARR grew 13% year over year to $1.88 billion. ARR growth was driven by the contribution from the ServiceMax business acquired in Q2'23 and organic growth across all regions and in both the CAD and PLM product groups. In CAD, we delivered 11% ARR growth in Q1’24 (10% in constant currency), with the growth primarily driven by Creo. In PLM, our ARR growth was 34% (33% constant currency), with 19 points of the growth attributable to ServiceMax. Our PLM organic growth in Q1’24 was 15% (14% in constant currency), primarily driven by Windchill and supported by strong percentage growth in ALM due to Codebeamer.

Cash provided by operating activities was $187 million in Q1'24, an increase of $6 million compared to Q1'23. The increase was driven by higher collections (including contributions from ServiceMax) and lower tax payments, partially offset by higher vendor disbursements, interest payments, and salary-related payments. Q1'24 cash from operations includes $45 million of interest payments, compared to $5 million in the prior-year period. Interest payments in Q1'24 included the payment of $30 million imputed interest on the ServiceMax deferred acquisition payment. Free cash flow of $183 million in Q1'24 increased 6% from $172 million in Q1'23.

Revenue growth of 18% (16% constant currency) in Q1'24 compared to Q1'23 was driven by the contribution from ServiceMax as well as organic growth in Creo and Windchill. Interest expense was higher in Q1'24 than in Q1'23 due to higher debt balances and higher interest rates, which adversely affected our net income and earnings per share results.

In October 2023, we made a payment of $650 million to settle the ServiceMax deferred acquisition payment liability, of which $620 million was purchase consideration and $30 million was imputed interest. We financed this payment with borrowings under our revolving credit facility. We also borrowed €85 million under the revolving credit facility to fund the acquisition of pure-systems in October 2023.

Results of Operations

The following table shows the operating and financial measures that we consider the most significant indicators of our business performance.

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	December 31, 2023	December 31, 2022	Actual	Constant Currency(1)
ARR	$2,057.2	$1,662.6	24%	23%

Total recurring revenue(2)	$506.0	$417.1	21%	19%
Perpetual license	8.4	13.2	(36)%	(37)%
Professional services	35.7	35.6	1%	(1)%
Total revenue	550.2	465.9	18%	16%
Total cost of revenue	110.0	95.8	15%	14%
Gross margin	440.2	370.1	19%	17%
Operating expenses	321.5	265.2	21%	21%
Operating income	$118.7	$104.9	13%	7%
Non-GAAP operating income(1)	$199.4	$166.0	20%	16%
Operating margin	21.6%	22.5%
Non-GAAP operating margin(1)	36.2%	35.6%
Diluted earnings per share	$0.55	$0.63
Non-GAAP diluted earnings per share(1)	$1.11	$0.99

Cash flow from operations	$187.3	$180.9
Capital expenditures	(4.6)	(9.2)
Free cash flow	$182.8	$171.7

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

Impact of Foreign Currency Exchange on Results of Operations

Approximately 50% of our revenue and 30% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY'24 and FY'23 by the exchange rates in effect on September 30, 2023.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2023	December 31, 2022	Actual	Constant Currency
License	$184.0	$172.7	7%	5%
Support and cloud services	330.5	257.7	28%	26%
Software revenue	514.5	430.4	20%	18%
Professional services	35.7	35.6	1%	(1)%
Total revenue	$550.2	$465.9	18%	16%

Software revenue in Q1'24 benefited from contributions from ServiceMax, which was acquired in early Q2'23, and from organic growth. Changes in foreign currency exchange rates were a slight tailwind to revenue results in the period.

Within software revenue, license revenue growth was driven by growth in Asia, particularly in Creo and Windchill. Support and cloud services revenue growth was driven by the contribution from ServiceMax, as well as growth in Windchill, particularly in the Americas.

Professional services revenue was flat in Q1'24 compared to Q1'23, despite the addition of ServiceMax professional services revenue. Our expectation is that professional services revenue will continue to trend down over time as we execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves and as we deliver products that require fewer consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2023	December 31, 2022	Actual	Constant Currency
PLM	$314.7	$245.4	28%	26%
CAD	199.8	185.0	8%	6%
Software revenue	$514.5	$430.4	20%	18%

PLM software revenue growth in Q1'24 benefited from the contribution from ServiceMax. Excluding ServiceMax revenue, constant currency revenue growth was driven by Windchill, particularly in the Americas, and Codebeamer.

PLM ARR grew 34% (33% constant currency) from Q1’23 to Q1'24, driven primarily by ServiceMax, Windchill, and Codebeamer.

CAD software revenue growth was primarily driven by Creo revenue growth in Europe and Asia Pacific. Growth in Europe was driven in part by longer durations of on-premises subscription contracts.

CAD ARR grew 11% (10% constant currency) from Q1’23 to Q1’24, driven primarily by Creo.

Gross Margin

(Dollar amounts in millions)	Three months ended
	December 31, 2023	December 31, 2022	Percent Change
License gross margin	$173.7	$159.9	9%
License gross margin percentage	94%	93%
Support and cloud services gross margin	$263.4	$207.4	27%
Support and cloud services gross margin percentage	80%	81%
Professional services gross margin	$3.1	$2.7	12%
Professional services gross margin percentage	9%	8%

Total gross margin	$440.2	$370.1	19%
Total gross margin percentage	80%	79%

Non-GAAP gross margin(1)	$454.8	$380.3	20%
Non-GAAP gross margin percentage(1)	83%	82%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin increased in Q1’24 compared to Q1’23 at a slightly higher rate than license revenue due to a decrease in Cost of license revenue, which was driven by lower intangible amortization expense.

Support and cloud services gross margin growth in Q1'24 compared to Q1'23 was in line with support and cloud services revenue growth, with costs growing at a similar rate to revenue. The main drivers of the increase to Cost of support and cloud services revenue were royalty expenses, intangible amortization expense, and compensation costs.

Professional services gross margin, like professional services revenue, was relatively flat in Q1'24 compared to Q1'23.

Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 31, 2023	December 31, 2022	Percent Change
Sales and marketing	$136.9	$118.4	16%
% of total revenue	25%	25%
Research and development	$105.8	$88.2	20%
% of total revenue	19%	19%
General and administrative	$69.2	$51.0	36%
% of total revenue	13%	11%
Amortization of acquired intangible assets	$10.4	$8.0	29%
% of total revenue	2%	2%
Restructuring and other credits, net	$(0.8)	$(0.3)	135%
% of total revenue	(0)%	(0)%
Total operating expenses	$321.5	$265.2	21%

Total headcount increased 11% between Q1’23 and Q1’24, primarily driven by our acquisition of ServiceMax.

Operating expenses in Q1'24 increased compared to Q1'23, primarily due to the following:

•
a $29 million increase in compensation expense (excluding stock-based compensation expense), mainly driven by our acquisition of ServiceMax and annual merit increases; and
•
a $16 million increase in stock-based compensation expense, driven in part by the acceleration of expense related to the CEO succession (which is included in General and administrative), as well as more grants related mainly to the ServiceMax acquisition.

Interest Expense

(Dollar amounts in millions)	Three months ended
	December 31, 2023	December 31, 2022	Percent Change
Interest and debt premium expense	$(35.3)	$(16.4)	116%

Interest expense includes interest on our revolving credit facility, term loan, and our senior notes due 2025 and 2028. The increase in interest expense was driven by higher total debt and higher interest rates in Q1’24 compared to Q1’23.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended
	December 31, 2023	December 31, 2022	Percent Change
Interest income	$1.3	$1.0	25%
Other income (expense), net	0.9	(3.1)	130%
Other income (expense), net	$2.2	$(2.1)	205%

The increase in Other income (expense), net, was driven by $1.0 million in foreign currency exchange gains in Q1'24 compared to $3.2 million in foreign currency exchange losses in Q1'23 primarily related to our foreign currency forward contracts.

Income Taxes

(Dollar amounts in millions)	Three months ended
	December 31, 2023	December 31, 2022	Percent Change
Income before income taxes	$85.6	$86.4	(1)%
Provision for income taxes	$19.2	$11.4	69%
Effective income tax rate	22%	13%

The effective tax rate for Q1'24 was higher than the effective tax rate for Q1'23 primarily due to a non-cash tax expense of $3.6 million related to a tax reserve in a foreign jurisdiction as well as a decrease in the excess tax benefits related to stock-based compensation.

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

As discussed in Note 1. Basis of Presentation to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no accounting pronouncements or changes in accounting pronouncements that are expected to have a material effect on our financial statements or results.

Liquidity and Capital Resources

(in millions)	December 31, 2023	September 30, 2023
Cash and cash equivalents	$265.0	$288.1
Restricted cash	0.5	0.7
Total	$265.5	$288.8

(in millions)	Three months ended
	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$187.3	$180.9
Net cash used in investing activities	$(105.4)	$(20.1)
Net cash used in financing activities	$(112.0)	$(54.0)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

A significant portion of our cash is generated and held outside the U.S. As of December 31, 2023, we had cash and cash equivalents of $23.5 million in the U.S., $91.5 million in Europe, $129.1 million in Asia Pacific (including India) and $20.9 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows, and cash available under our revolving credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $6.4 million in Q1'24 compared to Q1'23. The increase was driven by higher collections (including contribution from ServiceMax) and lower tax payments, partially offset by higher vendor disbursements, interest payments, and salary-related payments. Q1'24 cash from operations includes $44.8 million of interest payments, compared to $4.8 million in the prior-year period. Interest payments in Q1'24 included the payment of $30 million of imputed interest on the ServiceMax deferred acquisition payment.

Cash Used In Investing Activities

Cash used in investing activities in Q1’24 was driven by the acquisition of pure-systems for $93.5 million, net of cash acquired.

Cash Used In Financing Activities

Cash used in financing activities in Q1’24 includes $620.0 million paid to settle the portion of the ServiceMax deferred acquisition payment related to purchase consideration, partially offset by net borrowings of $558.4 million ($739.8 million borrowed under the revolving line of our existing credit facility, less payments of $181.4 million) to fund the ServiceMax deferred acquisition payment and pure-systems acquisition.

Outstanding Debt

(in millions)	December 31, 2023	September 30, 2023
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	500.0	500.0
Credit facility revolver line	766.5	202.0
Credit facility term loan	500.0	500.0
Total debt	$2,266.5	$1,702.0
Unamortized debt issuance costs for the senior notes	(5.7)	(6.2)
Total debt, net of issuance costs	$2,260.9	$1,695.8

Undrawn under credit facility revolver	$483.5	$1,048.0
Undrawn under credit facility revolver available to borrow	$470.3	$384.6

As of December 31, 2023, we were in compliance with all financial and operating covenants of the credit facility and the note indentures. As of December 31, 2023, the annual rate for borrowings outstanding under the credit facility was 7.2%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be approximately $20 million in FY'24) through at least the next twelve months and to meet our known long-term capital requirements.

For the remainder of FY'24, we expect to use substantially all our cash generated from operating activities to repay debt outstanding under our revolving credit facility.

Our expected uses and sources of cash could change, our cash position could be reduced, and we could incur additional debt obligations if we retire other debt, engage in strategic transactions, or repurchase shares, any of which could be commenced, suspended, or completed at any time. Any such repurchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any debt retirement or issuance, share repurchases, or strategic transactions may be material.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and the reasons we exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2023.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in General and administrative expenses; restructuring and other charges (credits), net; non-operating charges (credits), net; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

(in millions, except per share amounts)	Three months ended
	December 31, 2023	December 31, 2022
GAAP gross margin	$440.2	$370.1
Stock-based compensation	5.1	4.1
Amortization of acquired intangible assets included in cost of revenue	9.6	6.1
Non-GAAP gross margin	$454.8	$380.3
GAAP operating income	$118.7	$104.9
Stock-based compensation	59.0	41.5
Amortization of acquired intangible assets	19.9	14.2
Acquisition and transaction-related charges	2.5	5.8
Restructuring and other credits, net	(0.8)	(0.3)
Non-GAAP operating income	$199.4	$166.0
GAAP net income	$66.4	$75.0
Stock-based compensation	59.0	41.5
Amortization of acquired intangible assets	19.9	14.2
Acquisition and transaction-related charges	2.5	5.8
Restructuring and other credits, net	(0.8)	(0.3)
Non-operating charges, net	—	0.5
Income tax adjustments(1)	(14.0)	(18.7)
Non-GAAP net income	$133.0	$118.0
GAAP diluted earnings per share	$0.55	$0.63
Stock-based compensation	0.49	0.35
Amortization of acquired intangible assets	0.17	0.12
Acquisition and transaction-related charges	0.02	0.05
Restructuring and other credits, net	(0.01)	—
Non-operating charges, net	—	—
Income tax adjustments(1)	(0.12)	(0.16)
Non-GAAP diluted earnings per share	$1.11	$0.99

Cash provided by operating activities	$187.3	$180.9
Capital expenditures	(4.6)	(9.2)
Free cash flow	$182.8	$171.7
(1)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in Q1'24, adjustments exclude a non-cash tax expense of $3.6 million for a tax reserve related to prior years in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2023	December 31, 2022
GAAP operating margin	21.6%	22.5%
Stock-based compensation	10.7%	8.9%
Amortization of acquired intangible assets	3.6%	3.0%
Acquisition and transaction-related charges	0.5%	1.2%
Restructuring and other credits, net	(0.1)%	(0.1)%
Non-GAAP operating margin	36.2%	35.6%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2023 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q1’24

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

During the quarter ended December 31, 2023, the following Section 16 officers and directors adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act). All plans adopted covered only sales of PTC common stock. No plans were modified or terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Paul Lacy Director	Adopted December 1, 2023	Ends December 31, 2024	7,500

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

4.2	Form of 3.625% senior unsecured notes due 2025 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

4.3	Form of 4.000% senior unsecured notes due 2028 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 13, 2020 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of the Q1 Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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

Date: February 2, 2024