Form 10-Q
period 2024-03-31
PTC INC.
filed 2024-05-03
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 119,744,260 shares of our common stock outstanding on May 1, 2024.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2024

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$248,971	$288,103
Accounts receivable, net of allowance for doubtful accounts of $1,269 and $429 at March 31, 2024 and September 30, 2023, respectively	705,493	811,398
Prepaid expenses	137,393	96,016
Other current assets	60,951	81,849
Total current assets	1,152,808	1,277,366
Property and equipment, net	81,811	88,391
Goodwill	3,446,373	3,358,511
Acquired intangible assets, net	931,471	941,249
Deferred tax assets	109,204	123,319
Operating right-of-use lease assets	135,262	143,028
Other assets	348,334	356,978
Total assets	$6,205,263	$6,288,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,637	$43,480
Accrued expenses and other current liabilities	110,353	132,841
Accrued compensation and benefits	119,326	160,431
Accrued income taxes	19,348	14,919
Current portion of long-term debt	514,677	9,375
Deferred acquisition payments	—	620,040
Deferred revenue	708,839	665,362
Short-term lease obligations	22,836	24,737
Total current liabilities	1,515,016	1,671,185
Long-term debt	1,491,064	1,686,410
Deferred tax liabilities	37,568	29,508
Long-term deferred revenue	15,732	16,188
Long-term lease obligations	160,953	168,455
Other liabilities	41,798	39,806
Total liabilities	3,262,131	3,611,552
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,717 and 118,846 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	1,197	1,188
Additional paid-in capital	1,901,109	1,820,905
Retained earnings	1,154,109	973,277
Accumulated other comprehensive loss	(113,283)	(118,080)
Total stockholders’ equity	2,943,132	2,677,290
Total liabilities and stockholders’ equity	$6,205,263	$6,288,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue:
License	$234,321	$196,993	$418,319	$369,691
Support and cloud services	336,446	304,071	666,915	561,727
Total software revenue	570,767	501,064	1,085,234	931,418
Professional services	32,305	41,117	68,052	76,673
Total revenue	603,072	542,181	1,153,286	1,008,091
Cost of revenue:
Cost of license revenue	10,602	17,039	20,931	29,792
Cost of support and cloud services revenue	67,414	59,137	134,437	109,362
Total cost of software revenue	78,016	76,176	155,368	139,154
Cost of professional services revenue	32,039	37,330	64,707	70,142
Total cost of revenue	110,055	113,506	220,075	209,296
Gross margin	493,017	428,675	933,211	798,795
Operating expenses:
Sales and marketing	134,521	129,207	271,445	247,590
Research and development	106,998	100,349	212,781	188,526
General and administrative	61,526	65,923	130,732	116,894
Amortization of acquired intangible assets	10,424	10,656	20,787	18,682
Restructuring and other charges (credits), net	(7)	1	(802)	(337)
Total operating expenses	313,462	306,136	634,943	571,355
Operating income	179,555	122,539	298,268	227,440
Interest and debt premium expense	(31,586)	(41,525)	(66,920)	(57,883)
Other income (expense), net	(2,224)	55	(4)	(2,064)
Income before income taxes	145,745	81,069	231,344	167,493
Provision for income taxes	31,300	17,565	50,512	28,954
Net income	$114,445	$63,504	$180,832	$138,539
Earnings per share—Basic	$0.96	$0.54	$1.52	$1.17
Earnings per share—Diluted	$0.95	$0.53	$1.50	$1.17
Weighted-average shares outstanding—Basic	119,587	118,260	119,354	118,037
Weighted-average shares outstanding—Diluted	120,712	119,041	120,480	118,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income	$114,445	$63,504	$180,832	$138,539
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $(2.1) million and $0.7 million in the second quarter of 2024 and 2023, respectively, and $1.7 million and $4.5 million in the first six months of 2024 and 2023, respectively	6,432	(1,999)	(5,079)	(13,484)
Foreign currency translation adjustment, net of tax of $0 for each period	(24,792)	8,747	9,882	68,776
Change in defined benefit pension items, net of tax of $0 for each period	216	(24)	(6)	(332)
Other comprehensive income (loss)	(18,144)	6,724	4,797	54,960
Comprehensive income	$96,301	$70,228	$185,629	$193,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$180,832	$138,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,144	49,037
Amortization of right-of-use lease assets	15,459	16,564
Stock-based compensation	113,204	93,750
Other non-cash items, net	649	(2,089)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	107,507	86,478
Accounts payable and accrued expenses	(48,345)	11,110
Accrued compensation and benefits	(16,451)	(18,468)
Deferred revenue	40,971	36,092
Accrued income taxes	18,087	(12,169)
Other current assets and prepaid expenses	(21,745)	(786)
Operating lease liabilities	(10,293)	4,985
Other noncurrent assets and liabilities	4,052	(11,174)
Net cash provided by operating activities	438,071	391,869
Cash flows from investing activities:
Additions to property and equipment	(8,202)	(12,950)
Acquisitions of businesses, net of cash acquired	(93,457)	(828,271)
Purchases of investments	—	(5,823)
Settlement of net investment hedges	(2,224)	(12,544)
Divestitures of businesses and assets, net	—	(154)
Net cash used in investing activities	(103,883)	(859,742)
Cash flows from financing activities:
Borrowings under credit facility	739,845	1,130,000
Repayments of borrowings under credit facility and acquired debt	(435,671)	(564,000)
Proceeds from issuance of common stock	12,709	10,592
Payments of withholding taxes in connection with stock-based awards	(71,184)	(56,022)
Payments of principal for financing leases	—	(217)
Credit facility origination costs	—	(13,355)
Payment of deferred acquisition consideration	(620,040)	—
Net cash provided by (used in) financing activities	(374,341)	506,998
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	829	9,181
Net change in cash, cash equivalents, and restricted cash	(39,324)	48,306
Cash, cash equivalents, and restricted cash, beginning of period	288,798	272,888
Cash, cash equivalents, and restricted cash, end of period	$249,474	$321,194
Supplemental disclosure of non-cash financing and investing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,847	$23,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended March 31, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	119,445	$1,194	$1,860,934	$1,039,664	$(95,139)	$2,806,653
Common stock issued for employee stock-based awards	266	3	(3)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(96)	(1)	(17,537)	—	—	(17,538)
Common stock issued for employee stock purchase plan	102	1	12,708	—	—	12,709
Compensation expense from stock-based awards	—	—	45,007	—	—	45,007
Net income	—	—	—	114,445	—	114,445
Gain on net investment hedges, net of tax	—	—	—	—	6,432	6,432
Foreign currency translation adjustment	—	—	—	—	(24,792)	(24,792)
Change in defined benefit pension items, net of tax	—	—	—	—	216	216
Balance as of March 31, 2024	119,717	$1,197	$1,901,109	$1,154,109	$(113,283)	$2,943,132

	Six months ended March 31, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	1,216	13	(13)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(447)	(5)	(71,869)	—	—	(71,874)
Common stock issued for employee stock purchase plan	102	1	12,708	—	—	12,709
Compensation expense from stock-based awards	—	—	139,378	—	—	139,378
Net income	—	—	—	180,832	—	180,832
Loss on net investment hedges, net of tax	—	—	—	—	(5,079)	(5,079)
Foreign currency translation adjustment	—	—	—	—	9,882	9,882
Change in defined benefit pension items, net of tax	—	—	—	—	(6)	(6)
Balance as of March 31, 2024	119,717	$1,197	$1,901,109	$1,154,109	$(113,283)	$2,943,132

	Three months ended March 31, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	118,161	$1,182	$1,701,817	$802,772	$(105,222)	$2,400,549
Common stock issued for employee stock-based awards	94	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(23)	(1)	(3,146)	—	—	(3,147)
Common stock issued for employee stock purchase plan	102	—	10,592	—	—	10,592
Compensation expense from stock-based awards	—	—	40,312	—	—	40,312
Net income	—	—	—	63,504	—	63,504
Loss on net investment hedges, net of tax	—	—	—	—	(1,999)	(1,999)
Foreign currency translation adjustment	—	—	—	—	8,747	8,747
Change in defined benefit pension items, net of tax	—	—	—	—	(24)	(24)
Balance as of March 31, 2023	118,334	$1,182	$1,749,574	$866,276	$(98,498)	$2,518,534

	Six months ended March 31, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,184	12	(12)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(424)	(5)	(56,017)	—	—	(56,022)
Common stock issued for employee stock purchase plan	102	—	10,592	—	—	10,592
Compensation expense from stock-based awards	—	—	74,431	—	—	74,431
Net income	—	—	—	138,539	—	138,539
Loss on net investment hedges, net of tax	—	—	—	—	(13,484)	(13,484)
Foreign currency translation adjustment	—	—	—	—	68,776	68,776
Change in defined benefit pension items, net of tax	—	—	—	—	(332)	(332)
Balance as of March 31, 2023	118,334	$1,182	$1,749,574	$866,276	$(98,498)	$2,518,534

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

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	March 31, 2024	September 30, 2023
Short-term and long-term receivables	$891,853	$997,490
Contract asset	$12,220	$16,465
Deferred revenue	$724,571	$681,550

During the six months ended March 31, 2024, we recognized $488.8 million of revenue that was included in Deferred revenue as of September 30, 2023. The remainder of the change was driven by additional deferrals, primarily from new billings.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of March 31, 2024 and

September 30, 2023, our total revenue liability was $26.9 million and $23.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of March 31, 2024, the transaction price amounts include performance obligations of $724.6 million recorded in Deferred revenue and $1,328.9 million that are not yet recorded in the Consolidated Balance Sheets. Of the total $2,053.5 million, we expect to recognize approximately 60% over the next 12 months, 26% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Recurring revenue(1)	$564,014	$492,143	$1,070,041	$909,253
Perpetual license	6,753	8,921	15,193	22,165
Professional services	32,305	41,117	68,052	76,673
Total revenue	$603,072	$542,181	$1,153,286	$1,008,091
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Americas	$260,622	$256,376	$527,889	$483,288
Europe	257,309	209,066	454,262	376,276
Asia Pacific	85,141	76,739	171,135	148,527
Total revenue	$603,072	$542,181	$1,153,286	$1,008,091

3. Stock-based Compensation

The value of stock issued for vested restricted stock units (RSUs) is as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Stock issued for vested RSUs	$48,303	$12,507	$195,172	$156,301

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Cost of license revenue	$29	$51	$67	$88
Cost of support and cloud services revenue	3,345	3,195	6,727	5,985
Cost of professional services revenue	1,660	2,500	3,329	3,748
Sales and marketing	14,729	12,845	30,856	25,041
Research and development	13,936	15,580	28,174	27,038
General and administrative	20,492	18,075	44,051	31,850
Total stock-based compensation expense	$54,191	$52,246	$113,204	$93,750

As of March 31, 2024 and September 30, 2023, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $18.7 million and $44.9 million, respectively.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income	$114,445	$63,504	$180,832	$138,539
Weighted-average shares outstanding—Basic	119,587	118,260	119,354	118,037
Dilutive effect of restricted stock units	1,125	781	1,126	875
Weighted-average shares outstanding—Diluted	120,712	119,041	120,480	118,912
Earnings per share—Basic	$0.96	$0.54	$1.52	$1.17
Earnings per share—Diluted	$0.95	$0.53	$1.50	$1.17

Anti-dilutive shares were immaterial for the three and six months ended March 31, 2024 and March 31, 2023.

5. Acquisitions

Acquisition and transaction-related costs for the second quarter and first six months of 2024 totaled $0.3 million and $2.8 million, respectively, compared to $11.9 million and $17.7 million in the second quarter and first six months of 2023, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

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

The following table outlines the purchase price allocation for pure-systems:

(in thousands)
Goodwill	$77,118
Customer relationships	17,400
Purchased software	10,000
Trademarks	800
Net tax liability	(8,860)
Acquired debt	(2,475)
Other net liabilities	(526)
Total	$93,457

The acquired customer relationships, purchased software, and trademarks are being amortized over useful lives of 18 years, 10 years, and 10 years, respectively, based on the expected economic benefit pattern of the assets. The acquired goodwill will not be deductible for income tax purposes. The amount of goodwill resulting from the purchase price allocation reflects the expected value that will be created by expanding our application lifecycle management (ALM) offerings, which are included within our PLM product group.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for PTC and ServiceMax for the pro forma three and six months ended March 31, 2023. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. Since the acquisition took place in fiscal 2023, the unaudited pro forma financial information was prepared as though ServiceMax was acquired at the beginning of fiscal 2022. The unaudited pro forma financial information for all periods presented includes adjustments to reflect certain business combination effects, including: amortization of acquired intangible assets, including the elimination of related ServiceMax expenses; acquisition-related costs incurred by both parties; reversal of certain costs incurred by ServiceMax which would not have been incurred had the acquisition occurred at the beginning of fiscal 2022; interest expense under the new combined capital structure; stock-based compensation charges; and the related tax effects as though ServiceMax was acquired as of the beginning of fiscal 2022.

The unaudited pro forma financial information for the three and six months ended March 31, 2023 presented below combines the historical results of PTC for those periods, the historical results of ServiceMax for the three months ended January 31, 2023, and the effects of the pro forma adjustments listed above.

(in thousands)	Pro forma three months ended	Pro forma six months ended
	March 31, 2023	March 31, 2023
Revenue	$542,181	$1,051,776
Net income	$74,805	$132,436

6. Goodwill and Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 31, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,446,373			$3,358,511
Intangible assets with finite lives (amortized):
Purchased software	$627,704	$415,352	$212,352	$615,915	$395,109	$220,806
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,136,456	434,530	701,926	1,116,117	413,125	702,992
Trademarks and trade names	37,770	20,577	17,193	36,851	19,400	17,451
Other	3,896	3,896	—	3,867	3,867	—
Total intangible assets with finite lives	$1,828,703	$897,232	$931,471	$1,795,627	$854,378	$941,249
Total goodwill and acquired intangible assets			$4,377,844			$4,299,760

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2023	$3,358,511
Acquisitions	77,118
Foreign currency translation adjustment	10,744
Balance, March 31, 2024	$3,446,373

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Amortization of acquired intangible assets	$10,424	$10,656	$20,787	$18,682
Cost of revenue	9,584	9,834	19,150	15,976
Total amortization expense	$20,008	$20,490	$39,937	$34,658

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and September 30, 2023 were as follows:

(in thousands)	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$58,171	$—	$—	$58,171
Forward contracts	—	2,540	—	2,540
	$58,171	$2,540	$—	$60,711
Financial liabilities:
Forward contracts	—	1,672	—	1,672
	$—	$1,672	$—	$1,672

(in thousands)	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$72,754	$—	$—	$72,754
Convertible note	—	—	2,000	2,000
Forward contracts	—	7,340	—	7,340
	$72,754	$7,340	$2,000	$82,094
Financial liabilities:
Forward contracts	—	3,158	—	3,158
	$—	$3,158	$—	$3,158
(1)
Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security was classified as available-for-sale and included in Other assets on the Consolidated Balance Sheet. During the three months ended March 31, 2024, we recorded a $2.0 million impairment loss related to this Level 3 investment. The impairment loss is included in Other income (expense), net on the Consolidated Statements of Operations.

8. Derivative Financial Instruments

We enter into foreign currency forward contracts to manage our exposure to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2024	September 30, 2023	March 31, 2024	September 30, 2023
Derivative assets(1):
Forward contracts	$1,457	$3,770	$1,083	$3,570
Derivative liabilities(2):
Forward contracts	$—	$—	$1,672	$3,158
(1)
As of March 31, 2024 and September 30, 2023, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of March 31, 2024 and September 30, 2023, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of March 31, 2024 and September 30, 2023, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2024	September 30, 2023
Canadian Dollar / U.S. Dollar	$1,985	$5,135
Euro / U.S. Dollar	391,383	383,227
British Pound / U.S. Dollar	9,511	6,058
Israeli Shekel / U.S. Dollar	13,732	11,852
Japanese Yen / U.S. Dollar	12,413	4,770
Swiss Franc / U.S. Dollar	22,749	32,766
Swedish Krona / U.S. Dollar	15,165	35,085
Chinese Renminbi / U.S. Dollar	4,711	16,660
New Taiwan Dollar / U.S. Dollar	10,843	11,855
Korean Won / U.S. Dollar	—	6,157
Danish Krone / U.S. Dollar	5,468	6,731
Australian Dollar / U.S. Dollar	3,588	452
Hong Kong Dollar / U.S. Dollar	3,604	449
All other	2,918	2,439
Total	$498,070	$523,636

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three and six months ended March 31, 2024 and March 31, 2023:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(1,286)	$(1,422)	$(5,022)	$(12,431)

In the three months ended March 31, 2024 and March 31, 2023, foreign currency losses, net were $1.1 million and $0.8 million, respectively. In the six months ended March 31, 2024 and March 31, 2023, foreign currency losses, net were $0.1 million and $3.9 million, respectively.

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

As of March 31, 2024 and September 30, 2023, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2024	September 30, 2023
Euro / U.S. Dollar	$369,697	$337,923
Japanese Yen / U.S. Dollar	10,089	10,285
Total	$379,786	$348,208

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2024 and March 31, 2023:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Gain (loss) recognized in OCI	OCI	$8,552	$(2,664)	$(6,752)	$(17,969)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—	$—
Gain recognized, excluded portion	Other income (expense), net	$1,079	$1,179	$2,215	$2,148

As of March 31, 2024, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2024	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward contracts	$2,540	$—	$2,540	$(1,672)	$—	$868

The following table sets forth the offsetting of derivative liabilities as of March 31, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2024	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward contracts	$1,672	$—	$1,672	$(1,672)	$—	$—

9. Income Taxes

(in thousands)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Income before income taxes	$145,745	$81,069	$231,344	$167,493
Provision for income taxes	$31,300	$17,565	$50,512	$28,954
Effective income tax rate	21%	22%	22%	17%

The effective tax rate for the six months ended March 31, 2024 was higher than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes in the various jurisdictions in which we operate as well as a non-cash tax expense of $3.6 million related to a tax reserve in a foreign jurisdiction.

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

10. Debt

As of March 31, 2024 and September 30, 2023, we had the following debt obligations:

(in thousands)	March 31, 2024	September 30, 2023
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver line(1)(2)	514,000	202,000
Credit facility term loan(1)(2)	496,875	500,000
Total debt	2,010,875	1,702,000
Unamortized debt issuance costs for the senior notes(3)	(5,134)	(6,215)
Total debt, net of issuance costs(4)	$2,005,741	$1,695,785
(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $6.4 million included in Other assets on the Consolidated Balance Sheet as of March 31, 2024 and $2.3 million included in Other current assets and $7.5 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2023.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. However, if our outstanding 2025 Senior Notes have not been refinanced to mature on or after April 3, 2028 or redeemed by November 16, 2024, all amounts outstanding under the credit facility will become due and payable on November 16, 2024. The term loan began amortizing in March 2024, with payments of $6.3 million remaining in 2024, $21.9 million in 2025, $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
Of the unamortized debt issuance costs for the senior notes, $0.9 million was included in Current portion of long-term debt and $4.2 million was included in Long-term debt on the Consolidated Balance Sheet as of March 31, 2024. As of September 30, 2023, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheet.
(4)
As of March 31, 2024, $514.7 million of debt was classified as short term, including $499.1 million associated with the 2025 senior notes and related debt issuance costs and $15.6 million associated with the credit facility term loan. As of September 30, 2023, $9.4 million of debt associated with the credit facility term loan was classified as short term with the remaining balance classified as long term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of March 31, 2024, the total estimated fair value of the 2028 and 2025 notes was approximately $468.5 million and $489.8 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our senior notes as of March 31, 2024.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of March 31, 2024, unused commitments under our credit facility were $736.0 million and amounts available for borrowing were $719.7 million.

As of March 31, 2024, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. As of March 31, 2024, no funds were borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of March 31, 2024, the annual rate for borrowings outstanding was 6.9%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of March 31, 2024, we were in compliance with all financial and operating covenants of the credit facility.

Interest

We incurred interest expense on our debt of $31.6 million and $66.9 million in the second quarter and first six months of 2024, respectively, and $41.5 million and $57.9 million in the second quarter and first six months of 2023, respectively. Interest expense in the second quarter and first six months of 2023 includes $10.0 million of interest associated with the $650.0 million ServiceMax deferred acquisition payment that we settled in the first quarter of 2024. The average interest rate on borrowings outstanding was approximately 5.5% and 5.6% during the second quarter and first six months of 2024, respectively, and 5.2% and 4.7% during the second quarter and first six months of 2023, respectively.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve when or as we expect or may deteriorate due to, among other factors, high interest rates or increases in interest rates and inflation, volatile foreign exchange rates and the relative strength of the U.S. dollar, tightening of credit standards and availability, the effects of the conflicts between Russia and Ukraine and in the Middle East, and growing tensions with China, any of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our investments in our solutions may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those solutions than we expect or if they adopt competing solutions; other uses of cash or our credit facility limits could limit or preclude the return of 50% of free cash flow to shareholders via share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR and cash flow had solid growth in Q2’24 over Q2’23, benefiting from the resilience of our subscription business model and continued operating discipline in the continuing challenging selling environment.

ARR grew 11% (12% constant currency) to $2.09 billion as of the end of Q2’24 compared to Q2’23. ARR growth was driven by growth in both the CAD and PLM product groups and across all regions.

Cash provided by operating activities grew 19% to $251 million in Q2'24 compared to Q2'23. Free cash flow grew 19% to $247 million in Q2'24 compared to Q2'23. The increases in cash provided by operating activities and free cash flow in Q2'24 over Q2'23 were driven by higher collections and lower vendor disbursements, partially offset by significantly higher interest payments due to higher debt associated with our acquisition of ServiceMax, as well as higher tax and salary-related payments.

Revenue grew 11% (11% constant currency) to $603 million in Q2'24 compared to Q2'23, driven by Software revenue growth in Creo, Windchill, and Codebeamer. Operating margin increased 720 basis points in Q2'24 compared to Q2'23, reflecting higher revenue as well as continued operating discipline and the benefit of lower acquisition- and transaction-related costs.

Results of Operations

The following table shows the operating and financial measures that we consider the most significant indicators of our business performance.

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	March 31, 2024	March 31, 2023	Actual	Constant Currency(1)
ARR	$2,088.5	$1,882.0	11%	12%

Total recurring revenue(2)	$564.0	$492.1	15%	14%
Perpetual license	6.8	8.9	(24)%	(24)%
Professional services	32.3	41.1	(21)%	(21)%
Total revenue	603.1	542.2	11%	11%
Total cost of revenue	110.1	113.5	(3)%	(3)%
Gross margin	493.0	428.7	15%	14%
Operating expenses	313.5	306.1	2%	2%
Operating income	$179.6	$122.5	47%	45%
Non-GAAP operating income(1)	$254.0	$207.2	23%	21%
Operating margin	29.8%	22.6%
Non-GAAP operating margin(1)	42.1%	38.2%
Diluted earnings per share	$0.95	$0.53
Non-GAAP diluted earnings per share(1)	$1.46	$1.16

Cash provided by operating activities	$250.7	$210.9
Capital expenditures	(3.6)	(3.8)
Free cash flow	$247.1	$207.2

(Dollar amounts in millions, except per share data)	Six months ended		Percent Change
	March 31, 2024	March 31, 2023	Actual	Constant Currency(1)
ARR	$2,088.5	$1,882.0	11%	12%

Total recurring revenue(2)	$1,070.0	$909.3	18%	16%
Perpetual license	15.2	22.2	(31)%	(31)%
Professional services	68.1	76.7	(11)%	(12)%
Total revenue	1,153.3	1,008.1	14%	13%
Total cost of revenue	220.1	209.3	5%	5%
Gross margin	933.2	798.8	17%	15%
Operating expenses	634.9	571.4	11%	11%
Operating income	$298.3	$227.4	31%	27%
Non-GAAP operating income(1)	$453.4	$373.2	21%	19%
Operating margin	25.9%	22.6%
Non-GAAP operating margin(1)	39.3%	37.0%
Diluted earnings per share	$1.50	$1.17
Non-GAAP diluted earnings per share(1)	$2.57	$2.15

Cash provided by operating activities	$438.1	$391.9
Capital expenditures	(8.2)	(13.0)
Free cash flow	$429.9	$378.9
(1)
See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
(2)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2024	March 31, 2023	Actual	Constant Currency	March 31, 2024	March 31, 2023	Actual	Constant Currency
License	$234.3	$197.0	19%	17%	$418.3	$369.7	13%	11%
Support and cloud services	336.4	304.1	11%	10%	666.9	561.7	19%	18%
Software revenue	570.8	501.1	14%	13%	1,085.2	931.4	17%	15%
Professional services	32.3	41.1	(21)%	(21)%	68.1	76.7	(11)%	(12)%
Total revenue	$603.1	$542.2	11%	11%	$1,153.3	$1,008.1	14%	13%

Software revenue growth in Q2'24 was driven by Creo, Windchill, and Codebeamer. In the first six months of FY'24, software revenue also benefited from contribution from ServiceMax, which we acquired in early Q2'23. Changes in foreign currency exchange rates were a slight tailwind to software revenue results in Q2'24 and the first six months of FY'24.

Software license revenue growth in Q2'24 reflects the timing of contract start dates as well as slightly longer average contract durations in Europe and Asia Pacific compared to Q2'23. License revenue growth for both Q2'24 and the first six months of FY'24 was driven by growth in Europe, particularly in Creo, Windchill, and Codebeamer, partially offset by license revenue decreases in the Americas, where durations of on-premises subscription contracts commencing in Q2'24 were shorter than in Q2'23.

Support and cloud services revenue growth in the first six months of FY'24 reflects contribution from ServiceMax. Support and cloud services revenue growth in Q2'24 and the first six months of FY'24 also reflects growth in Windchill, particularly in the Americas.

Professional services revenue decreased in Q2'24 and the first six months of FY'24 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves and as we deliver products that require fewer consulting and training services.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2024	March 31, 2023	Actual	Constant Currency	March 31, 2024	March 31, 2023	Actual	Constant Currency
PLM	$343.6	$304.7	13%	12%	$658.3	$550.0	20%	18%
CAD	227.2	196.4	16%	15%	426.9	381.4	12%	11%
Software revenue	$570.8	$501.1	14%	13%	$1,085.2	$931.4	17%	15%

PLM software revenue growth in Q2'24 was driven by growth in Europe, particularly in Windchill and Codebeamer. PLM software revenue growth in the first six months of FY'24 also benefited from the contribution from ServiceMax: year-over-year growth for the first six months excluding Q1'24 ServiceMax revenues would have been 12% (11% constant currency).

PLM ARR grew 12% (13% constant currency) from Q2’23 to Q2'24, driven primarily by Windchill, Codebeamer, and ServiceMax.

CAD software revenue growth in Q2'24 and the first six months of FY'24 was primarily driven by Creo revenue growth in Europe and Asia Pacific. Creo growth benefited from longer durations of on-premises subscription contracts commencing in the periods.

CAD ARR grew 9% (11% constant currency) from Q2’23 to Q2’24, driven primarily by Creo.

Gross Margin

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2024	March 31, 2023	Percent Change	March 31, 2024	March 31, 2023	Percent Change
License gross margin	$223.7	$180.0	24%	$397.4	$339.9	17%
License gross margin percentage	95%	91%		95%	92%
Support and cloud services gross margin	$269.0	$244.9	10%	$532.5	$452.4	18%
Support and cloud services gross margin percentage	80%	81%		80%	81%
Professional services gross margin	$0.3	$3.8	(93)%	$3.3	$6.5	(49)%
Professional services gross margin percentage	1%	9%		5%	9%

Total gross margin	$493.0	$428.7	15%	$933.2	$798.8	17%
Total gross margin percentage	82%	79%		81%	79%

Non-GAAP gross margin(1)	$507.6	$444.3	14%	$962.5	$824.6	17%
Non-GAAP gross margin percentage(1)	84%	82%		83%	82%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin grew at a higher rate than license revenue in Q2'24 and the first six months of FY'24 compared to the corresponding FY'23 periods due mainly to lower intangible amortization expense.

Support and cloud services gross margin growth in Q2'24 and the first six months of FY'24 compared to the corresponding FY'23 periods was in line with support and cloud services revenue growth, with costs growing at a similar rate to revenue. The main drivers of the increase to Cost of support and cloud services revenue were intangible amortization expense, royalty expenses, and compensation costs.

Professional services gross margin decreased at a higher rate than professional services revenue in Q2'24 and the first six months of FY'24 compared to the corresponding FY'23 periods, primarily due to lower margins on business subcontracted to partners. The decreases in professional services revenue are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2024	March 31, 2023	Percent Change	March 31, 2024	March 31, 2023	Percent Change
Sales and marketing	$134.5	$129.2	4%	$271.4	$247.6	10%
% of total revenue	22%	24%		24%	25%
Research and development	$107.0	$100.3	7%	$212.8	$188.5	13%
% of total revenue	18%	19%		18%	19%
General and administrative	$61.5	$65.9	(7)%	$130.7	$116.9	12%
% of total revenue	10%	12%		11%	12%
Amortization of acquired intangible assets	$10.4	$10.7	(2)%	$20.8	$18.7	11%
% of total revenue	2%	2%		2%	2%
Restructuring and other charges (credits), net	$(0.0)	$0.0	(800)%	$(0.8)	$(0.3)	138%
% of total revenue	(0)%	0%		(0)%	(0)%
Total operating expenses	$313.5	$306.1	2%	$634.9	$571.4	11%

Total headcount increased 5% between Q2’23 and Q2’24.

Operating expenses in Q2'24 increased compared to Q2'23, primarily due to the following:

•
an $11 million increase in compensation expense, mainly driven by higher headcount and annual merit increases; and
•
a $3 million increase in stock-based compensation, primarily associated with awards held by our former CEO (which expense is included in General and administrative), partially offset by expense for post-acquisition grants to ServiceMax employees in Q2'23;

partially offset by:

•
a $12 million decrease in acquisition and transaction-related costs, which in Q2'23 mainly related to the ServiceMax acquisition.

Operating expenses in the first six months of FY'24 increased compared to the first six months of FY'23, due to the following:

•
a $40 million increase in compensation expense, driven by our Q2'23 acquisition of ServiceMax, higher headcount, and annual salary increases; and
•
a $19 million increase in stock-based compensation expense, driven in part by awards held by our former CEO (which expense is included in General and administrative), as well as more grants related mainly to the ServiceMax acquisition;

partially offset by:

•
a $15 million decrease in acquisition and transaction-related costs, largely driven by our Q2'23 acquisition of ServiceMax.

Interest Expense

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2024	March 31, 2023	Percent Change	March 31, 2024	March 31, 2023	Percent Change
Interest and debt premium expense	$(31.6)	$(41.5)	(24)%	$(66.9)	$(57.9)	16%

Interest expense includes interest on our revolving credit facility, term loan, and our senior notes due 2025 and 2028. Interest expense decreased in Q2'24 compared to Q2'23 primarily due to lower combined debt and Deferred acquisition payments. The increase in interest expense in the first six months of FY'24 compared to the first six months of FY'23 was driven by higher total debt and higher interest rates.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2024	March 31, 2023	Percent Change	March 31, 2024	March 31, 2023	Percent Change
Interest income	$1.1	$1.5	(25)%	$2.4	$2.5	(4)%
Other expense, net	(3.3)	(1.4)	(136)%	(2.4)	(4.6)	48%
Other income (expense), net	$(2.2)	$0.1	(4144)%	$(0.0)	$(2.1)	100%

Other income (expense), net decreased in Q2'24 compared to Q1'24 driven by a $2.0 million impairment loss related to an available-for-sale debt security classified as a Level 3 investment. Other income (expense), net increased in the first six months of FY'24 compared to the first six months of FY'23 driven by a $3.8 million decrease in foreign currency exchange losses primarily related to foreign currency derivatives, partially offset by the $2.0 million impairment loss.

Income Taxes

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2024	March 31, 2023	Percent Change	March 31, 2024	March 31, 2023	Percent Change
Income before income taxes	$145.7	$81.1	80%	$231.3	$167.5	38%
Provision for income taxes	$31.3	$17.6	78%	$50.5	$29.0	74%
Effective income tax rate	21%	22%		22%	17%

The effective tax rate for the first six months of FY'24 was higher than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes in the various jurisdictions in which we operate as well as a non-cash tax expense of $3.6 million related to a tax reserve in a foreign jurisdiction.

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Refer to Note 1. Basis of Presentation to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for all recently issued accounting pronouncements, none of which are expected to have a material effect.

Liquidity and Capital Resources

(in millions)	March 31, 2024	September 30, 2023
Cash and cash equivalents	$249.0	$288.1
Restricted cash	0.5	0.7
Total	$249.5	$288.8

(in millions)	Six months ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$438.1	$391.9
Net cash used in investing activities	$(103.9)	$(859.7)
Net cash provided by (used in) financing activities	$(374.3)	$507.0

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of March 31, 2024, we had cash and cash equivalents of $33.0 million in the U.S., $77.5 million in Europe, $120.0 million in Asia Pacific (including India) and $18.5 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, our ability to repatriate cash to the U.S., future U.S. operating cash flows, and cash available under our revolving credit facility will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $46.2 million in the first six months of FY'24 compared to the same period in FY'23. The increase was driven by higher collections (including contribution from ServiceMax), which were partially offset by higher interest payments, salary-related payments, and vendor disbursements. Interest payments in the first six months of FY'24 were approximately $65 million higher than in the prior-year period and include the payment of $30.0 million of imputed interest on the ServiceMax deferred acquisition payment.

Cash Used in Investing Activities

Cash used in investing activities in the first six months of FY'24 was driven by the acquisition of pure-systems for $93.5 million in Q1'24. Cash used in investing activities in the first six months of FY'23 was driven by a payment of $828.2 million in Q2'23 related to the acquisition of ServiceMax.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the first six months of FY'24 included $620.0 million paid to settle the ServiceMax deferred acquisition payment, partially offset by net borrowings of $304.1 million ($739.8 million borrowed under the revolving line of our existing credit facility, less payments of $435.7 million) to fund the ServiceMax deferred acquisition payment and the pure-systems acquisition. In the first six months of FY'24, payments of withholding taxes in connection with vesting of stock-based awards were higher than in FY'23, primarily driven by vesting of awards held by our former CEO in connection with the CEO succession in Q2'24.

Cash provided by financing activities in the first six months of FY'23 included net new borrowings of $771.0 million (a $500.0 million term loan and a $271.0 million incremental revolving line) to fund the ServiceMax acquisition and repayments of $205.0 million on the new revolving facility. Activity also included $13.4 million of credit facility origination costs.

Outstanding Debt

(in millions)	March 31, 2024	September 30, 2023
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	500.0	500.0
Credit facility revolver line	514.0	202.0
Credit facility term loan	496.9	500.0
Total debt	$2,010.9	$1,702.0
Unamortized debt issuance costs for the senior notes	(5.1)	(6.2)
Total debt, net of issuance costs	$2,005.7	$1,695.8

Undrawn under credit facility revolver	$736.0	$1,048.0
Undrawn under credit facility revolver available to borrow	$719.7	$384.6

As of March 31, 2024, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of March 31, 2024, the annual rate for borrowings outstanding under the credit facility was 6.9%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2024, $514.7 million of our debt was classified as current, including $499.1 million associated with the 2025 senior notes and related debt issuance costs which will become due in February 2025.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be approximately $12 million in the second half of FY'24) through at least the next twelve months and to meet our known long-term capital requirements.

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

Operating Measure

ARR

ARR (Annual Run Rate) represents the annualized value of our portfolio of active subscription software, SaaS, hosting, and support contracts as of the end of the reporting period. We calculate ARR as follows:

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

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in General and administrative expenses; Restructuring and other charges (credits), net; non-operating charges (credits); and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and as reflected in the reconciliation tables.

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

(in millions, except per share amounts)	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
GAAP gross margin	$493.0	$428.7	$933.2	$798.8
Stock-based compensation	5.0	5.7	10.1	9.8
Amortization of acquired intangible assets included in cost of revenue	9.6	9.8	19.2	16.0
Non-GAAP gross margin	$507.6	$444.3	$962.5	$824.6
GAAP operating income	$179.6	$122.5	$298.3	$227.4
Stock-based compensation	54.2	52.2	113.2	93.8
Amortization of acquired intangible assets	20.0	20.5	39.9	34.7
Acquisition and transaction-related charges	0.3	11.9	2.8	17.7
Restructuring and other charges (credits), net	(0.0)	0.0	(0.8)	(0.3)
Non-GAAP operating income	$254.0	$207.2	$453.4	$373.2
GAAP net income	$114.4	$63.5	$180.8	$138.5
Stock-based compensation	54.2	52.2	113.2	93.8
Amortization of acquired intangible assets	20.0	20.5	39.9	34.7
Acquisition and transaction-related charges	0.3	11.9	2.8	17.7
Restructuring and other charges (credits), net	(0.0)	0.0	(0.8)	(0.3)
Non-operating charges(1)	2.0	4.6	2.0	5.1
Income tax adjustments(2)	(14.6)	(14.9)	(28.6)	(33.7)
Non-GAAP net income	$176.4	$137.8	$309.4	$255.8
GAAP diluted earnings per share	$0.95	$0.53	$1.50	$1.17
Stock-based compensation	0.45	0.44	0.94	0.79
Amortization of acquired intangible assets	0.17	0.17	0.33	0.29
Acquisition and transaction-related charges	0.00	0.10	0.02	0.15
Restructuring and other charges (credits), net	(0.00)	0.00	(0.01)	(0.00)
Non-operating charges(1)	0.02	0.04	0.02	0.04
Income tax adjustments(2)	(0.12)	(0.13)	(0.24)	(0.28)
Non-GAAP diluted earnings per share	$1.46	$1.16	$2.57	$2.15

Cash provided by operating activities	$250.7	$210.9	$438.1	$391.9
Capital expenditures	(3.6)	(3.8)	(8.2)	(13.0)
Free cash flow	$247.1	$207.2	$429.9	$378.9
(1)
In Q2'24, we recognized an impairment loss of $2.0 million on an available-for-sale debt security. In Q2'23, we recognized $3.7 million of financing charges for a debt commitment agreement associated with our acquisition of ServiceMax.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in the first six months of FY'24, adjustments exclude a non-cash tax expense of $3.6 million for a tax reserve related to prior years in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
GAAP operating margin	29.8%	22.6%	25.9%	22.6%
Stock-based compensation	9.0%	9.6%	9.8%	9.3%
Amortization of acquired intangible assets	3.3%	3.8%	3.5%	3.4%
Acquisition and transaction-related charges	0.1%	2.2%	0.2%	1.8%
Restructuring and other charges (credits), net	0.0%	0.0%	(0.1)%	0.0%
Non-GAAP operating margin	42.1%	38.2%	39.3%	37.0%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, we completed the first phase of the implementation of a new enterprise resource planning (“ERP”) system for our corporate operations, which included financial accounting and reporting, procurement, and payment functions. As part of the implementation, we designed new internal controls and modified and/or enhanced existing internal controls to align with the new ERP system and business processes. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting. There were no additional changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2024, the below Section 16 officers and directors adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act of 1934, as amended). All plans adopted covered only sales of PTC common stock. No plans were modified or terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Janice Chaffin Director	Adopted March 1, 2024	Ends December 31, 2024	16,000

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

Date: May 3, 2024