Form 10-Q
period 2024-06-30
PTC INC.
filed 2024-08-02
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 120,135,231 shares of our common stock outstanding on July 31, 2024.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2024

PART I—FINANCIAL INFORMATION

ITEM 1.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$247,749	$288,103
Accounts receivable, net of allowance for doubtful accounts of $1,269 and $429 at June 30, 2024 and September 30, 2023, respectively	674,959	811,398
Prepaid expenses	109,373	96,016
Other current assets	59,690	81,849
Total current assets	1,091,771	1,277,366
Property and equipment, net	77,535	88,391
Goodwill	3,442,245	3,358,511
Acquired intangible assets, net	910,505	941,249
Deferred tax assets	151,659	123,319
Operating right-of-use lease assets	131,297	143,028
Other assets	323,133	356,978
Total assets	$6,128,145	$6,288,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,153	$43,480
Accrued expenses and other current liabilities	123,090	132,841
Accrued compensation and benefits	161,073	160,431
Accrued income taxes	25,366	14,919
Current portion of long-term debt	518,071	9,375
Deferred acquisition payments	—	620,040
Deferred revenue	671,209	665,362
Short-term lease obligations	23,287	24,737
Total current liabilities	1,569,249	1,671,185
Long-term debt	1,293,083	1,686,410
Deferred tax liabilities	37,255	29,508
Long-term deferred revenue	16,405	16,188
Long-term lease obligations	156,987	168,455
Other liabilities	40,487	39,806
Total liabilities	3,113,466	3,611,552
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 120,049 and 118,846 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	1,200	1,188
Additional paid-in capital	1,910,615	1,820,905
Retained earnings	1,223,087	973,277
Accumulated other comprehensive loss	(120,223)	(118,080)
Total stockholders’ equity	3,014,679	2,677,290
Total liabilities and stockholders’ equity	$6,128,145	$6,288,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
License	$149,104	$192,940	$567,423	$562,631
Support and cloud services	339,505	313,721	1,006,420	875,448
Total software revenue	488,609	506,661	1,573,843	1,438,079
Professional services	30,030	35,681	98,082	112,354
Total revenue	518,639	542,342	1,671,925	1,550,433
Cost of revenue:
Cost of license revenue	12,072	11,501	33,003	41,293
Cost of support and cloud services revenue	69,968	68,264	204,405	177,626
Total cost of software revenue	82,040	79,765	237,408	218,919
Cost of professional services revenue	29,876	36,089	94,583	106,231
Total cost of revenue	111,916	115,854	331,991	325,150
Gross margin	406,723	426,488	1,339,934	1,225,283
Operating expenses:
Sales and marketing	140,318	145,083	411,763	392,673
Research and development	110,253	103,819	323,034	292,345
General and administrative	49,659	57,055	180,391	173,949
Amortization of acquired intangible assets	10,672	10,670	31,459	29,352
Restructuring and other credits, net	—	(39)	(802)	(376)
Total operating expenses	310,902	316,588	945,845	887,943
Operating income	95,821	109,900	394,089	337,340
Interest and debt premium expense	(27,785)	(35,836)	(94,705)	(93,719)
Other income (expense), net	(663)	2,462	(667)	398
Income before income taxes	67,373	76,526	298,717	244,019
Provision (benefit) for income taxes	(1,605)	15,128	48,907	44,082
Net income	$68,978	$61,398	$249,810	$199,937
Earnings per share—Basic	$0.58	$0.52	$2.09	$1.69
Earnings per share—Diluted	$0.57	$0.51	$2.07	$1.68
Weighted-average shares outstanding—Basic	119,893	118,483	119,533	118,186
Weighted-average shares outstanding—Diluted	120,822	119,392	120,593	119,072

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$68,978	$61,398	$249,810	$199,937
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $(0.8) million and $0.2 million in the third quarter of 2024 and 2023, respectively, and $0.9 million and $4.7 million in the first nine months of 2024 and 2023, respectively	2,292	(521)	(2,787)	(14,005)
Foreign currency translation adjustment, net of tax of $0 for each period	(9,344)	1,405	538	70,181
Change in pension benefit, net of tax of $0.0 million and $0.0 million in the third quarter of 2024 and 2023, respectively, and $(0.1) million and $0.0 million in the first nine months of 2024 and 2023, respectively	112	(24)	106	(356)
Other comprehensive income (loss)	(6,940)	860	(2,143)	55,820
Comprehensive income	$62,038	$62,258	$247,667	$255,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$249,810	$199,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,272	76,943
Amortization of right-of-use lease assets	23,143	24,705
Stock-based compensation	161,242	147,568
Other non-cash items, net	(297)	(3,114)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	131,422	99,521
Accounts payable and accrued expenses	(8,631)	5,407
Accrued compensation and benefits	8,666	5,961
Deferred revenue	8,393	18,696
Accrued income taxes	(1,795)	(9,910)
Other current assets and prepaid expenses	(9,962)	8,670
Operating lease liabilities	(13,438)	(1,360)
Other noncurrent assets and liabilities	22,045	(11,932)
Net cash provided by operating activities	651,870	561,092
Cash flows from investing activities:
Additions to property and equipment	(9,841)	(18,035)
Acquisitions of businesses, net of cash acquired	(93,457)	(828,271)
Proceeds from sale of investments	—	349
Purchases of investments	—	(5,823)
Settlement of net investment hedges	3,826	(14,204)
Divestitures of businesses and assets, net	—	(154)
Net cash used in investing activities	(99,472)	(866,138)
Cash flows from financing activities:
Borrowings under credit facility	944,845	1,130,000
Repayments of borrowings under credit facility and acquired debt	(835,796)	(744,000)
Proceeds from issuance of common stock	12,709	10,592
Payments of withholding taxes in connection with stock-based awards	(92,589)	(75,489)
Payments of principal for financing leases	—	(217)
Credit facility origination costs	—	(13,355)
Payment of deferred acquisition consideration	(620,040)	—
Net cash provided by (used in) financing activities	(590,871)	307,531
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,003)	6,835
Net change in cash, cash equivalents, and restricted cash	(40,476)	9,320
Cash, cash equivalents, and restricted cash, beginning of period	288,798	272,888
Cash, cash equivalents, and restricted cash, end of period	$248,322	$282,208
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	$7,674	$5,705
Operating right-of-use assets obtained in exchange for operating lease liabilities	$4,941	$23,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2024	119,717	$1,197	$1,901,109	$1,154,109	$(113,283)	$2,943,132
Common stock issued for employee stock-based awards	486	5	(5)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(154)	(2)	(28,069)	—	—	(28,071)
Compensation expense from stock-based awards	—	—	37,580	—	—	37,580
Net income	—	—	—	68,978	—	68,978
Gain on net investment hedges, net of tax	—	—	—	—	2,292	2,292
Foreign currency translation adjustment	—	—	—	—	(9,344)	(9,344)
Change in defined benefit pension items, net of tax	—	—	—	—	112	112
Balance as of June 30, 2024	120,049	$1,200	$1,910,615	$1,223,087	$(120,223)	$3,014,679

	Nine months ended June 30, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	1,702	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(601)	(7)	(99,938)	—	—	(99,945)
Common stock issued for employee stock purchase plan	102	1	12,708	—	—	12,709
Compensation expense from stock-based awards	—	—	176,958	—	—	176,958
Net income	—	—	—	249,810	—	249,810
Loss on net investment hedges, net of tax	—	—	—	—	(2,787)	(2,787)
Foreign currency translation adjustment	—	—	—	—	538	538
Change in defined benefit pension items, net of tax	—	—	—	—	106	106
Balance as of June 30, 2024	120,049	$1,200	$1,910,615	$1,223,087	$(120,223)	$3,014,679

	Three months ended June 30, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2023	118,334	$1,182	$1,749,574	$866,276	$(98,498)	$2,518,534
Common stock issued for employee stock-based awards	582	6	(6)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(185)	(2)	(25,170)	—	—	(25,172)
Compensation expense from stock-based awards	—	—	43,044	—	—	43,044
Net income	—	—	—	61,398	—	61,398
Loss on net investment hedges, net of tax	—	—	—	—	(521)	(521)
Foreign currency translation adjustment	—	—	—	—	1,405	1,405
Change in defined benefit pension items, net of tax	—	—	—	—	(24)	(24)
Balance as of June 30, 2023	118,731	$1,186	$1,767,442	$927,674	$(97,638)	$2,598,664

	Nine months ended June 30, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,766	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(609)	(7)	(81,187)	—	—	(81,194)
Common stock issued for employee stock purchase plan	102	—	10,592	—	—	10,592
Compensation expense from stock-based awards	—	—	117,475	—	—	117,475
Net income	—	—	—	199,937	—	199,937
Loss on net investment hedges, net of tax	—	—	—	—	(14,005)	(14,005)
Foreign currency translation adjustment	—	—	—	—	70,181	70,181
Change in defined benefit pension items, net of tax	—	—	—	—	(356)	(356)
Balance as of June 30, 2023	118,731	$1,186	$1,767,442	$927,674	$(97,638)	$2,598,664

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

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	June 30, 2024	September 30, 2023
Short-term and long-term receivables	$840,382	$997,490
Contract asset	$13,443	$16,465
Deferred revenue	$687,614	$681,550

During the nine months ended June 30, 2024, we recognized $619.2 million of revenue that was included in Deferred revenue as of September 30, 2023. The remainder of the change was driven by additional deferrals, primarily from new billings.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of June 30, 2024 and September 30, 2023, our total revenue liability was $27.0 million and $23.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of June 30, 2024, the transaction price amounts include performance obligations of $687.6 million recorded in Deferred revenue and $1,382.2 million that are not yet recorded in the Consolidated Balance Sheets. Of the total $2,069.8 million, we expect to recognize approximately 59% over the next 12 months, 26% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring revenue(1)	$481,559	$498,410	$1,551,600	$1,407,662
Perpetual license	7,050	8,251	22,243	30,417
Professional services	30,030	35,681	98,082	112,354
Total revenue	$518,639	$542,342	$1,671,925	$1,550,433
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Americas	$253,592	$278,329	$781,480	$761,617
Europe	170,617	173,559	624,884	549,835
Asia Pacific	94,430	90,454	265,561	238,981
Total revenue	$518,639	$542,342	$1,671,925	$1,550,433

3. Stock-based Compensation

The value of stock issued for vested restricted stock units (RSUs) is as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock issued for vested RSUs	$88,803	$79,129	$283,975	$235,430

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of license revenue	$49	$53	$116	$141
Cost of support and cloud services revenue	4,035	3,479	10,762	9,464
Cost of professional services revenue	1,772	2,315	5,101	6,063
Sales and marketing	15,167	14,513	46,023	39,554
Research and development	13,101	14,801	41,275	41,839
General and administrative	13,914	18,657	57,965	50,507
Total stock-based compensation expense	$48,038	$53,818	$161,242	$147,568

As of June 30, 2024 and September 30, 2023, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $29.1 million and $44.9 million, respectively.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$68,978	$61,398	$249,810	$199,937
Weighted-average shares outstanding—Basic	119,893	118,483	119,533	118,186
Dilutive effect of restricted stock units	929	909	1,060	886
Weighted-average shares outstanding—Diluted	120,822	119,392	120,593	119,072
Earnings per share—Basic	$0.58	$0.52	$2.09	$1.69
Earnings per share—Diluted	$0.57	$0.51	$2.07	$1.68

Anti-dilutive shares were immaterial for the three and nine months ended June 30, 2024 and June 30, 2023.

5. Acquisitions

Acquisition and transaction-related costs for the third quarter and first nine months of 2024 totaled $0.2 million and $3.0 million, respectively, compared to $0.8 million and $18.5 million in the third quarter and first nine months of 2023, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

pure-systems

On October 4, 2023, we acquired pure-systems GmbH pursuant to a Share Purchase Agreement. pure-systems is a leading provider of product and software variant management solutions used by manufacturing companies to efficiently manage the different versions of software and systems engineering assets. The purchase price was $93.5 million, net of cash acquired, which we financed primarily with a draw on the revolving line of our credit facility. pure-systems had approximately 50 employees on the close date.

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

ServiceMax

On January 3, 2023, we acquired ServiceMax, Inc. pursuant to a Share Purchase Agreement dated November 17, 2022 for $1,448.2 million, net of cash acquired. PTC paid the first installment of $828.2 million on the acquisition date. The remaining installment of $650.0 million, of which $620.0 million represented the fair value as of the acquisition date and $30.0 million was imputed interest, was paid in October 2023. The fair value of the deferred acquisition payment was calculated based on our borrowing rate at the time of the acquisition. The purchase price allocation resulted in $974.9 million of Goodwill, $628.6 million of intangible assets, $121.7 million of net tax liabilities, and $33.6 million of other net liabilities.

ServiceMax develops and licenses cloud-native, product-centric field service management (FSM) software, which is included within our PLM product group. ServiceMax had approximately 500 employees on the close date.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for PTC and ServiceMax for the pro forma nine months ended June 30, 2023. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. Since the acquisition took place in fiscal 2023, the unaudited pro forma financial information was prepared as though ServiceMax was acquired at the beginning of fiscal 2022. The unaudited pro forma financial information for all periods presented includes adjustments to reflect certain business combination effects, including: amortization of acquired intangible assets, including the elimination of related ServiceMax expenses; acquisition-related costs incurred by both parties; reversal of certain costs incurred by ServiceMax which would not have been incurred had the acquisition occurred at the beginning of fiscal 2022; interest expense under the new combined capital structure; stock-based compensation charges; and the related tax effects as though ServiceMax was acquired as of the beginning of fiscal 2022.

The unaudited pro forma financial information for the nine months ended June 30, 2023 presented below combines the historical results of PTC for those periods, the historical results of ServiceMax for the three months ended January 31, 2023, and the effects of the pro forma adjustments listed above.

(in thousands)	Pro forma nine months ended
June 30, 2023
Revenue	$1,594,118
Net income	$193,834

6. Goodwill and Intangible Assets

During the third fiscal quarter of 2024, we completed our annual impairment test of goodwill, which was based on a qualitative assessment, and concluded that there was no impairment. A qualitative assessment is designed to determine whether we believe it is more likely than not that the fair values of our reporting units exceed their carrying values. A qualitative assessment includes a review of qualitative factors, including company-specific (financial performance and long-range plans), industry, and macroeconomic factors, and a consideration of the fair value of each reporting unit at the last valuation date.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	June 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,442,245			$3,358,511
Intangible assets with finite lives (amortized):
Purchased software	$627,099	$424,643	$202,456	$615,915	$395,109	$220,806
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,135,067	443,644	691,423	1,116,117	413,125	702,992
Trademarks and trade names	37,727	21,101	16,626	36,851	19,400	17,451
Other	3,886	3,886	—	3,867	3,867	—
Total intangible assets with finite lives	$1,826,656	$916,151	$910,505	$1,795,627	$854,378	$941,249
Total goodwill and acquired intangible assets			$4,352,750			$4,299,760

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2023	$3,358,511
Acquisitions	77,118
Foreign currency translation adjustment	6,616
Balance, June 30, 2024	$3,442,245

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amortization of acquired intangible assets	$10,672	$10,670	$31,459	$29,352
Cost of revenue	9,685	9,841	28,835	25,817
Total amortization expense	$20,357	$20,511	$60,294	$55,169

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

The principal market in which we execute our foreign currency derivatives is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are generally large financial institutions. Our foreign currency derivatives’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and September 30, 2023 were as follows:

(in thousands)	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$41,103	$—	$—	$41,103
Forward contracts	—	181	—	181
	$41,103	$181	$—	$41,284
Financial liabilities:
Forward contracts	—	2,103	—	2,103
	$—	$2,103	$—	$2,103

(in thousands)	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$72,754	$—	$—	$72,754
Convertible note	—	—	2,000	2,000
Forward contracts	—	7,340	—	7,340
	$72,754	$7,340	$2,000	$82,094
Financial liabilities:
Forward contracts	—	3,158	—	3,158
	$—	$3,158	$—	$3,158
(1)
Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security was classified as available-for-sale and included in Other assets on the Consolidated Balance Sheet. During the nine months ended June 30, 2024, we recorded a $2.0 million impairment loss related to this Level 3 investment. The impairment loss is included in Other income (expense), net on the Consolidated Statements of Operations.

8. Derivative Financial Instruments

We enter into foreign currency forward contracts to manage our exposure to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023
Derivative assets(1):
Forward contracts	$81	$3,770	$100	$3,570
Derivative liabilities(2):
Forward contracts	$681	$—	$1,422	$3,158
(1)
As of June 30, 2024 and September 30, 2023, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of June 30, 2024 and September 30, 2023, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of June 30, 2024 and September 30, 2023, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2024	September 30, 2023
Canadian Dollar / U.S. Dollar	$5,125	$5,135
Euro / U.S. Dollar	396,345	383,227
British Pound / U.S. Dollar	13,460	6,058
Israeli Shekel / U.S. Dollar	12,091	11,852
Japanese Yen / U.S. Dollar	27,914	4,770
Swiss Franc / U.S. Dollar	16,743	32,766
Swedish Krona / U.S. Dollar	21,841	35,085
Chinese Renminbi / U.S. Dollar	4,209	16,660
New Taiwan Dollar / U.S. Dollar	8,915	11,855
Korean Won / U.S. Dollar	—	6,157
Danish Krone / U.S. Dollar	3,353	6,731
All other	4,854	3,340
Total	$514,850	$523,636

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and June 30, 2023:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(1,590)	$(1,006)	$(6,611)	$(13,437)

In the three months ended June 30, 2024, foreign currency losses, net were $1.7 million. In the three months ended June 30, 2023, foreign currency gains, net were $0.5 million. In the nine months ended June 30, 2024 and June 30, 2023, foreign currency losses, net were $1.8 million and $3.4 million, respectively.

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

As of June 30, 2024 and September 30, 2023, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2024	September 30, 2023
Euro / U.S. Dollar	$429,516	$337,923
Japanese Yen / U.S. Dollar	9,495	10,285
Total	$439,011	$348,208

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and June 30, 2023:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gain (loss) recognized in OCI	OCI	$3,047	$(695)	$(3,705)	$(18,663)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—	$—
Gain recognized, excluded portion	Other income (expense), net	$946	$1,124	$3,161	$3,272

As of June 30, 2024, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of June 30, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2024	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward contracts	$181	$—	$181	$(181)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of June 30, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2024	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward contracts	$2,103	$—	$2,103	$(181)	$—	$1,922

9. Income Taxes

(in thousands)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income before income taxes	$67,373	$76,526	$298,717	$244,019
Provision (benefit) for income taxes	$(1,605)	$15,128	$48,907	$44,082
Effective income tax rate	(2)%	20%	16%	18%

The effective tax rate for the three and nine months ended June 30, 2024 was lower than the effective tax rate for the corresponding prior-year periods primarily due to changes in the geographic mix of income before taxes and the effects of IRS procedural guidance requiring IRS consent for certain previously automatic changes of accounting method. The IRS procedural guidance change significantly increased our estimated taxable income for the year ended September 30, 2024, resulting in an increase to the estimated tax benefit for the deductions associated with Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income. The benefit from this IRS procedural guidance change for the three and nine months ended June 30, 2024 will reverse in a future fiscal period if we receive IRS consent for a change in the treatment of these deductions. For the nine months ended June 30, 2024, this was offset by a tax expense of $3.6 million related to a tax reserve in a foreign jurisdiction.

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

10. Debt

As of June 30, 2024 and September 30, 2023, we had the following debt obligations:

(in thousands)	June 30, 2024	September 30, 2023
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver line(1)(2)	322,000	202,000
Credit facility term loan(1)(2)	493,750	500,000
Total debt	1,815,750	1,702,000
Unamortized debt issuance costs for the senior notes(3)	(4,596)	(6,215)
Total debt, net of issuance costs(4)	$1,811,154	$1,695,785
(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $5.8 million included in Other assets on the Consolidated Balance Sheet as of June 30, 2024 and $2.3 million included in Other current assets and $7.5 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2023.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. However, if our outstanding 2025 Senior Notes have not been refinanced to mature on or after April 3, 2028 or redeemed by November 16, 2024, all amounts outstanding under the credit facility will become due and payable on November 16, 2024. The term loan began amortizing in March 2024, with payments of $3.1 million remaining in 2024, $21.9 million in 2025, $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
Of the unamortized debt issuance costs for the senior notes, $0.7 million was included in Current portion of long-term debt and $3.9 million was included in Long-term debt on the Consolidated Balance Sheet as of June 30, 2024. As of September 30, 2023, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheet.
(4)
As of June 30, 2024, $518.1 million of debt was classified as short term, including $499.3 million associated with the 2025 senior notes and related debt issuance costs and $18.8 million associated with the credit facility term loan. As of September 30, 2023, $9.4 million of debt associated with the credit facility term loan was classified as short term with the remaining balance classified as long term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in 2025 (the 2025 notes).

As of June 30, 2024, the total estimated fair value of the 2028 and 2025 notes was approximately $471.9 million and $493.6 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our senior notes as of June 30, 2024.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of June 30, 2024, unused commitments under our credit facility were $928.0 million and amounts available for borrowing were $912.1 million.

As of June 30, 2024, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. As of June 30, 2024, $123.0 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of June 30, 2024, the annual rate for borrowings outstanding was 6.9%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of June 30, 2024, we were in compliance with all financial and operating covenants of the credit facility.

Interest

We incurred interest expense on our debt of $27.8 million and $94.7 million in the third quarter and first nine months of 2024, respectively, and $35.8 million and $93.7 million in the third quarter and first nine months of 2023, respectively. Interest expense in the third quarter and first nine months of 2023 included $10.0 million and $20.0 million, respectively, of interest associated with the $650.0 million ServiceMax deferred acquisition payment that we settled in the first quarter of 2024. The average interest rate on borrowings outstanding was approximately 5.3% and 5.5% during the third quarter and first nine months of 2024, respectively, and 5.2% and 4.8% during the third quarter and first nine months of 2023, respectively.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, high interest rates or increases in interest rates and inflation, volatile foreign exchange rates and the relative strength of the U.S. dollar, tightening of credit standards and availability, the effects of the conflicts between Russia and Ukraine and in the Middle East, and growing tensions with China, any of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results, including cash flow; our investments in our solutions may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those solutions than we expect or if they adopt competing solutions; other uses of cash or our credit facility limits could limit or preclude the return of 50% of free cash flow to shareholders via share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

Operating and Non-GAAP Financial Measures

Our discussion of results includes discussion of our ARR (Annual Run Rate) operating measure, non-GAAP financial measures, and disclosure of our results on a constant currency basis. ARR and our non-GAAP financial measures are described below in Results of Operations - Operating Measure and Results of Operations - Non-GAAP Financial Measures, respectively. The methodology used to calculate constant currency disclosures is described in Results of Operations - Impact of Foreign Currency Exchange on Results of Operations. You should read those sections to understand our operating measure, non-GAAP financial measures, and constant currency disclosures.

Executive Overview

Despite the overall demand environment, which has been sluggish for many quarters now, ARR grew 10% (12% constant currency) to $2.13 billion as of the end of Q3’24 compared to Q3’23.

Cash provided by operating activities grew 26% to $214 million in Q3'24 compared to Q3'23. Free cash flow grew 29% to $212 million in Q3'24 compared to Q3'23.

Revenue decreased 4% (3% constant currency) to $519 million in Q3'24 compared to Q3'23, driven by lower on-premises subscription license revenue due to shorter contract durations and an increase in the proportion of ratably recognized SaaS contracts compared to on-premises subscription contracts. Diluted earnings per share grew 11% to $0.57 in Q3'24 compared to Q3'23, primarily driven by a non-cash tax benefit associated with the effects of IRS procedural guidance issued in May 2024 and a reduction in total expenses, partially offset by lower revenue.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	June 30, 2024	June 30, 2023	Actual	Constant Currency(1)
ARR	$2,126.1	$1,928.7	10%	12%

Total recurring revenue(2)	$481.6	$498.4	(3)%	(2)%
Perpetual license	7.1	8.3	(15)%	(14)%
Professional services	30.0	35.7	(16)%	(15)%
Total revenue	518.6	542.3	(4)%	(3)%
Total cost of revenue	111.9	115.9	(3)%	(3)%
Gross margin	406.7	426.5	(5)%	(3)%
Operating expenses	310.9	316.6	(2)%	(1)%
Operating income	$95.8	$109.9	(13)%	(10)%
Non-GAAP operating income(1)	$164.4	$185.0	(11)%	(9)%
Operating margin	18.5%	20.3%
Non-GAAP operating margin(1)	31.7%	34.1%
Diluted earnings per share	$0.57	$0.51
Non-GAAP diluted earnings per share(1)	$0.98	$0.99

Cash provided by operating activities	$213.8	$169.2
Capital expenditures	(1.6)	(5.1)
Free cash flow	$212.2	$164.1

(Dollar amounts in millions, except per share data)	Nine months ended		Percent Change
	June 30, 2024	June 30, 2023	Actual	Constant Currency(1)
ARR	$2,126.1	$1,928.7	10%	12%

Total recurring revenue(2)	$1,551.6	$1,407.7	10%	10%
Perpetual license	22.2	30.4	(27)%	(27)%
Professional services	98.1	112.4	(13)%	(13)%
Total revenue	1,671.9	1,550.4	8%	8%
Total cost of revenue	332.0	325.2	2%	2%
Gross margin	1,339.9	1,225.3	9%	9%
Operating expenses	945.8	887.9	7%	7%
Operating income	$394.1	$337.3	17%	15%
Non-GAAP operating income(1)	$617.8	$558.2	11%	10%
Operating margin	23.6%	21.8%
Non-GAAP operating margin(1)	37.0%	36.0%
Diluted earnings per share	$2.07	$1.68
Non-GAAP diluted earnings per share(1)	$3.54	$3.14

Cash provided by operating activities	$651.9	$561.1
Capital expenditures	(9.8)	(18.0)
Free cash flow	$642.0	$543.1
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

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, on-premises subscription) starting or renewing in any given period can have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period over period. We recognize revenue for the license portion of on-premises subscription contracts up front when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support portion of on-premises subscription contracts and stand-alone support contracts ratably over the term. We continue to convert existing support contracts to on-premises subscriptions, resulting in a shift to up-front recognition of on-premises subscription license revenue in the period converted compared to ratable recognition for a perpetual support contract. Revenue from our cloud services (primarily SaaS) contracts is recognized ratably. We expect that over time a higher portion of our revenue will be recognized ratably as we expand our SaaS offerings, as we release additional cloud functionality into our products, and as customers migrate from on-premises subscriptions to SaaS. Given the different mix, duration and volume of new and renewing contracts in any period, year-over-year or sequential revenue can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2024	June 30, 2023	Actual	Constant Currency	June 30, 2024	June 30, 2023	Actual	Constant Currency
License	$149.1	$192.9	(23)%	(21)%	$567.4	$562.6	1%	0%
Support and cloud services	339.5	313.7	8%	9%	1,006.4	875.4	15%	15%
Software revenue	488.6	506.7	(4)%	(2)%	1,573.8	1,438.1	9%	9%
Professional services	30.0	35.7	(16)%	(15)%	98.1	112.4	(13)%	(13)%
Total revenue	$518.6	$542.3	(4)%	(3)%	$1,671.9	$1,550.4	8%	8%

Software revenue decreased in Q3'24 compared to Q3'23, primarily driven by lower license revenue in Q3'24 due to shorter contract durations and an increase in the proportion of ratably recognized SaaS contracts compared to on-premises subscription contracts. Software revenue growth in the first nine months of FY'24 was driven by PLM, which included the contribution from ServiceMax (acquired in early Q2'23), and CAD.

License revenue growth was relatively flat in the first nine months of FY'24, reflecting CAD and PLM growth in Europe and Asia Pacific, offset by lower license revenue in the Americas, particularly in PLM.

Support and cloud services revenue growth in Q3'24 was mainly driven by PLM growth in the Americas and Europe. Support and cloud services revenue growth in the first nine months of FY'24 was driven by PLM (which included contribution from ServiceMax) in the Americas and Europe.

Professional services revenue decreased in Q3'24 and the first nine months of FY'24 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2024	June 30, 2023	Actual	Constant Currency	June 30, 2024	June 30, 2023	Actual	Constant Currency
PLM	$300.3	$314.4	(4)%	(4)%	$958.6	$864.4	11%	10%
CAD	188.3	192.3	(2)%	0%	615.2	573.7	7%	7%
Software revenue	$488.6	$506.7	(4)%	(2)%	$1,573.8	$1,438.1	9%	9%

PLM software revenue decreased in Q3'24, driven by lower revenue in the Americas. PLM software revenue growth in the first nine months of FY’24 was driven by the contribution from ServiceMax (acquired in early Q2’23) and growth in Europe. Year-over-year PLM software revenue growth for the first nine months of FY'24 excluding Q1'24 ServiceMax revenue would have been 6% (5% constant currency).

PLM ARR grew 12% (13% constant currency) from Q3’23 to Q3'24.

CAD software revenue decreased in Q3'24 compared to Q3'23, primarily due to lower revenue in the Americas. Year-over-year CAD software revenue growth for the first nine months of FY'24 was primarily driven by revenue growth in Europe and Asia Pacific.

CAD ARR grew 8% (10% constant currency) from Q3’23 to Q3’24.

Gross Margin

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2024	June 30, 2023	Percent Change	June 30, 2024	June 30, 2023	Percent Change
License gross margin	$137.0	$181.4	(24)%	$534.4	$521.3	3%
License gross margin percentage	92%	94%		94%	93%
Support and cloud services gross margin	$269.5	$245.5	10%	$802.0	$697.8	15%
Support and cloud services gross margin percentage	79%	78%		80%	80%
Professional services gross margin	$0.2	$(0.4)	138%	$3.5	$6.1	(43)%
Professional services gross margin percentage	1%	(1)%		4%	5%

Total gross margin	$406.7	$426.5	(5)%	$1,339.9	$1,225.3	9%
Total gross margin percentage	78%	79%		80%	79%

Non-GAAP gross margin(1)	$422.3	$442.2	(5)%	$1,384.7	$1,266.8	9%
Non-GAAP gross margin percentage(1)	81%	82%		83%	82%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin changes in Q3'24 and the first nine months of FY'24 compared to the corresponding FY'23 periods were in line with changes in license revenue. License gross margin growth in the first nine months of FY'24 was due mainly to lower intangible amortization expense. Cost of license revenue in Q3'24 remained consistent with Q3'23.

Support and cloud services gross margin growth in Q3'24 and the first nine months of FY'24 compared to the corresponding FY'23 periods was in line with support and cloud services revenue growth. Cost of support and cloud services revenue in the first nine months of FY’24 grew at a similar rate to revenue, driven by higher intangible amortization expense, compensation expense, and royalty expense. Cost of support and cloud services revenue in Q3'24 remained consistent with Q3'23.

Professional services gross margin decreased in first nine months of FY'24 compared to the corresponding FY'23 period, primarily due to lower margins on business subcontracted to partners. Professional services gross margin improved in Q3'24 compared to Q3'23 due to lower outside services and compensation costs. The decreases in professional services revenue and costs are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2024	June 30, 2023	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Sales and marketing	$140.3	$145.1	(3)%	$411.8	$392.7	5%
% of total revenue	27%	27%		25%	25%
Research and development	$110.3	$103.8	6%	$323.0	$292.3	10%
% of total revenue	21%	19%		19%	19%
General and administrative	$49.7	$57.1	(13)%	$180.4	$173.9	4%
% of total revenue	10%	11%		11%	11%
Amortization of acquired intangible assets	$10.7	$10.7	0%	$31.5	$29.4	7%
% of total revenue	2%	2%		2%	2%
Restructuring and other credits, net	$—	$(0.0)	(100)%	$(0.8)	$(0.4)	113%
% of total revenue	0%	(0)%		(0)%	(0)%
Total operating expenses	$310.9	$316.6	(2)%	$945.8	$887.9	7%

Total headcount increased 4% between Q3’23 and Q3’24.

Operating expenses in Q3'24 decreased compared to Q3'23, primarily due to the following:

•
a $7 million decrease in marketing expense, primarily due to not holding our LiveWorx event in FY'24; and
•
a $6 million decrease in stock-based compensation, driven by Q3'24 changes in estimated attainment for performance-based grants and less expense for grants related to the ServiceMax acquisition;

partially offset by:

•
a $3 million increase in compensation expense, excluding stock-based compensation; and
•
a $3 million increase in outside services, driven by consulting services related to corporate initiatives.

Operating expenses in the first nine months of FY'24 increased compared to the first nine months of FY'23, due to the following:

•
a $44 million increase in compensation expense driven by our Q2'23 acquisition of ServiceMax, higher headcount, and annual salary increases in Q3'23;
•
a $13 million increase in stock-based compensation expense, driven in part by acceleration of equity grants held by our former CEO upon his separation from service in Q2'24 (which expense is included in General and administrative), as well as the impact of an FY'24 change in eligibility for continued vesting upon retirement for a subset of prospective equity grants; and
•
an $8 million increase in outside services, driven by consulting services related to corporate initiatives;

partially offset by:

•
a $16 million decrease in acquisition and transaction-related costs, largely driven by costs associated with our Q2'23 acquisition of ServiceMax; and
•
a $10 million decrease in marketing expense, primarily due to not holding our LiveWorx event in FY'24.

Interest Expense

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2024	June 30, 2023	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Interest and debt premium expense	$(27.8)	$(35.8)	(22)%	$(94.7)	$(93.7)	1%

Interest expense in both FY'23 and FY'24 includes interest on our revolving credit facility, term loan, and our senior notes due 2025 and 2028. Interest expense in FY'23 also included interest on a deferred acquisition payment associated with the ServiceMax acquisition. Interest expense decreased in Q3'24 compared to Q3'23 primarily due to lower aggregate debt and deferred acquisition payments. The increase in interest expense in the first nine months of FY'24 compared to the first nine months of FY'23 was driven by higher interest rates, offset by lower aggregate debt and deferred acquisition payments.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2024	June 30, 2023	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Interest income	$1.0	$1.4	(25)%	$3.4	$3.9	(12)%
Other income (expense), net	(1.7)	1.1	(258)%	(4.1)	(3.5)	(18)%
Other income (expense), net	$(0.7)	$2.5	(127)%	$(0.7)	$0.4	(268)%

Other income (expense), net was lower in Q3'24 compared to Q3'23, driven by foreign currency exchange losses. Other income (expense), net was lower in the first nine months of FY'24 compared to the first nine months of FY'23 due to a $2.0 million impairment loss related to an available-for-sale debt security classified as a Level 3 investment, offset by lower foreign exchange losses.

Income Taxes

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2024	June 30, 2023	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Income before income taxes	$67.4	$76.5	(12)%	$298.7	$244.0	22%
Provision (benefit) for income taxes	$(1.6)	$15.1	(111)%	$48.9	$44.1	11%
Effective income tax rate	(2)%	20%		16%	18%

The effective tax rate for Q3'24 and the first nine months of FY'24 was lower than the effective tax rate for the corresponding prior-year periods primarily due to changes in the geographic mix of income before taxes and the non-cash effects of IRS procedural guidance requiring IRS consent for certain previously automatic changes of accounting method. The IRS procedural guidance change significantly increased our estimated taxable income for 2024, resulting in an increase to the estimated tax benefit for the deductions associated with Global Intangible Low-taxed Income and Foreign-derived Intangible Income. The benefit from this change for Q3’24 and the first nine months of FY’24 will reverse in a future fiscal period if we receive IRS consent for a change in the treatment of these deductions. For the first nine months of FY'24, this was offset by a tax expense of $3.6 million related to a tax reserve in a foreign jurisdiction.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

(in millions)	June 30, 2024	September 30, 2023
Cash and cash equivalents	$247.7	$288.1
Restricted cash	0.6	0.7
Total	$248.3	$288.8

(in millions)	Nine months ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$651.9	$561.1
Net cash used in investing activities	$(99.5)	$(866.1)
Net cash provided by (used in) financing activities	$(590.9)	$307.5

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of June 30, 2024, we had cash and cash equivalents of $37.1 million in the U.S., $99.5 million in Europe, $88.5 million in Asia Pacific (including India) and $22.6 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash flows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $90.8 million in the first nine months of FY'24 compared to the same period in FY'23. The increase was driven by higher collections (including contribution from ServiceMax) and lower vendor disbursements, which were partially offset by higher interest and salary-related payments. Interest payments in the first nine months of FY'24 were approximately $60 million higher than in the prior-year period and include the payment of $30.0 million of imputed interest on the ServiceMax deferred acquisition payment.

Cash Used in Investing Activities

Cash used in investing activities in the first nine months of FY'24 was driven by the acquisition of pure-systems for $93.5 million in Q1'24. Cash used in investing activities in the first nine months of FY'23 was driven by a payment of $828.2 million in Q2'23 related to the acquisition of ServiceMax. Capital expenditures in the first nine months of FY'24 were lower than in the prior year period as we invest more in cloud-based rather than on-premises software.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the first nine months of FY'24 included $620.0 million paid to settle the ServiceMax deferred acquisition payment, partially offset by net borrowings of $109.0 million ($944.8 million borrowed under the revolving line of our existing credit facility, less payments of $835.8 million) to fund the ServiceMax deferred acquisition payment and the pure-systems acquisition. In the first nine months of FY'24, payments of withholding taxes in connection with vesting of stock-based awards were higher than in FY'23, primarily driven by vesting of awards held by our former CEO in connection with the CEO succession in Q2'24.

Cash provided by financing activities in the first nine months of FY'23 included net new borrowings of $771.0 million (a $500.0 million term loan and a $271.0 million incremental revolving line) to fund the ServiceMax acquisition, repayments of $385.0 million on the new revolving facility, and payments of $13.4 million related to credit facility origination costs.

Outstanding Debt

(in millions)	June 30, 2024	September 30, 2023
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	500.0	500.0
Credit facility revolver line	322.0	202.0
Credit facility term loan	493.8	500.0
Total debt	$1,815.8	$1,702.0
Unamortized debt issuance costs for the senior notes	(4.6)	(6.2)
Total debt, net of issuance costs	$1,811.2	$1,695.8

Undrawn under credit facility revolver	$928.0	$1,048.0
Undrawn under credit facility revolver available to borrow	$912.1	$384.6

As of June 30, 2024, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of June 30, 2024, the annual rate for borrowings outstanding under the credit facility was 6.9%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2024, $518.1 million of our debt was classified as current, including $499.3 million associated with the 2025 senior notes and related debt issuance costs which will become due in February 2025.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2023.

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

(in millions, except per share amounts)	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GAAP gross margin	$406.7	$426.5	$1,339.9	$1,225.3
Stock-based compensation	5.9	5.8	16.0	15.7
Amortization of acquired intangible assets included in cost of revenue	9.7	9.8	28.8	25.8
Non-GAAP gross margin	$422.3	$442.2	$1,384.7	$1,266.8
GAAP operating income	$95.8	$109.9	$394.1	$337.3
Stock-based compensation	48.0	53.8	161.2	147.6
Amortization of acquired intangible assets	20.4	20.5	60.3	55.2
Acquisition and transaction-related charges	0.2	0.8	3.0	18.5
Restructuring and other credits, net	—	(0.0)	(0.8)	(0.4)
Non-GAAP operating income	$164.4	$185.0	$617.8	$558.2
GAAP net income	$69.0	$61.4	$249.8	$199.9
Stock-based compensation	48.0	53.8	161.2	147.6
Amortization of acquired intangible assets	20.4	20.5	60.3	55.2
Acquisition and transaction-related charges	0.2	0.8	3.0	18.5
Restructuring and other credits, net	—	(0.0)	(0.8)	(0.4)
Non-operating charges(1)	—	—	2.0	5.1
Income tax adjustments(2)	(19.5)	(18.8)	(48.2)	(52.5)
Non-GAAP net income	$118.0	$117.7	$427.3	$373.4
GAAP diluted earnings per share	$0.57	$0.51	$2.07	$1.68
Stock-based compensation	0.40	0.45	1.34	1.24
Amortization of acquired intangible assets	0.17	0.17	0.50	0.46
Acquisition and transaction-related charges	0.00	0.01	0.02	0.16
Restructuring and other credits, net	—	(0.00)	(0.01)	(0.00)
Non-operating charges(1)	—	—	0.02	0.04
Income tax adjustments(2)	(0.16)	(0.16)	(0.40)	(0.44)
Non-GAAP diluted earnings per share	$0.98	$0.99	$3.54	$3.14

Cash provided by operating activities	$213.8	$169.2	$651.9	$561.1
Capital expenditures	(1.6)	(5.1)	(9.8)	(18.0)
Free cash flow	$212.2	$164.1	$642.0	$543.1
(1)
In the first nine months of FY'24, we recognized an impairment loss of $2.0 million on an available-for-sale debt security. In the first nine months of FY'23, we recognized $4.2 million of financing charges for a debt commitment agreement associated with our acquisition of ServiceMax.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in the first nine months of FY'24, adjustments exclude a tax expense of $3.6 million for a tax reserve related to prior years in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GAAP operating margin	18.5%	20.3%	23.6%	21.8%
Stock-based compensation	9.3%	9.9%	9.6%	9.5%
Amortization of acquired intangible assets	3.9%	3.8%	3.6%	3.6%
Acquisition and transaction-related charges	0.0%	0.1%	0.2%	1.2%
Restructuring and other credits, net	0.0%	0.0%	0.0%	0.0%
Non-GAAP operating margin	31.7%	34.1%	37.0%	36.0%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, we completed the second phase of the implementation of a new enterprise resource planning (“ERP”) system for our corporate operations, which included customer billing and collection functions. As part of the implementation, we designed new internal controls and modified and/or enhanced existing internal controls to align with the new ERP system and business processes. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting. There were no additional changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q3'24

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

During the quarter ended June 30, 2024, the below Section 16 officers and directors adopted Rule-10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934, as amended). All plans adopted covered only sales of PTC common stock. No plans were modified or terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Corinna Lathan Director	Adopted May 24, 2024	Ends September 30, 2025	3,817

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filling Date	Exhibit	SEC File No.

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 15, 2022	3.2	0-18059

4.1	Indenture dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 3.625% senior unsecured notes due 2025		8-K	February 13, 2020	4.2	0-18059

4.3	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Q3 Form 10-Q formatted in Inline XBRL (included in Exhibit 101)

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

Date: August 2, 2024