Form 10-K
period 2024-09-30
PTC INC.
filed 2024-11-14
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2024

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

The aggregate market value of our voting stock held by non-affiliates was approximately $22,558,974,797 on March 28, 2024 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that date. There were 119,716,947 shares of our common stock outstanding on that day and 120,129,080 shares of our common stock outstanding on November 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2025 Annual Meeting of Shareholders (2025 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2024

Cautionary Note About Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In particular, statements that are not historical facts, including but not limited to, statements about our anticipated financial results, capital development and growth, stock repurchases, our environmental sustainability initiatives, and the development of our products, markets and workforce, are forward-looking statements. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on our current plans, expectations and assumptions and are not guarantees of future performance. Factors that may cause our actual results to differ materially from these statements include, but are not limited to, the risks and uncertainties discussed in Item 1A. “Risk Factors” and elsewhere throughout this Annual Report. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Website References

References to our PTC.com website in this Annual Report and to our 2024 Impact Report, to be published in early 2025, are provided for convenience. The content on PTC.com and in our 2024 Impact Report is not incorporated by reference into this Annual Report unless expressly stated.

PART I

ITEM 1. Business

Our Business

PTC is a global software company that enables manufacturers and product companies to digitally transform how they design, manufacture, and service the physical products that the world relies on. Headquartered in Boston, Massachusetts, PTC employs over 7,000 people and supports more than 30,000 customers globally.

We primarily serve customers in the following industry verticals:

•
Industrials
•
Federal, Aerospace and Defense
•
Electronics and High Tech
•
Automotive
•
Medical Technology and Life Sciences

Our customers are focused on improving their competitiveness in the face of global competition and increasing product complexity, and our suite of software offerings is a strategic enabler of this and their digital transformation initiatives. We enable our customers to establish a strong product data foundation and leverage that foundation to drive cross-functional collaboration, accelerate new product introduction timelines and deliver higher product quality.

Our offerings include CAD (Computer Aided Design) solutions for product data authoring and PLM (Product Lifecycle Management) solutions for product data management and process orchestration.

Within the overall PLM category, our offerings also include ALM (Application Lifecycle Management) and SLM (Service Lifecyle Management).

Given the breadth and openness of our portfolio, we can enable end-to-end digital thread initiatives, which leverage a connected flow of product data across design, manufacturing, service, and, ultimately, reuse. A digital thread enables product companies to break down silos, streamline workflows, and achieve interoperability across departments, functions and systems with a single version of truth. It also secures the quality, consistency and traceability of product-related data, ensuring that the data is up-to-date, accessible, reliable and actionable. With a digital thread, the right data is delivered to the right people at the right time and in the right context across the value chain.

Our business is based on a subscription model, with 93% of our 2024 revenue being recurring in nature. Compared to a perpetual license model, our subscription model naturally drives higher customer engagement and retention and provides better business predictability. This, in turn, enables us to make steady and sustained investments to pursue mid-to-long-term growth opportunities.

Our Principal Products and Services

PLM software products for product data management and process orchestration

Our Windchill® PLM application suite manages all aspects of the product development lifecycle—from concept through service and end-of-life. Windchill provides real-time information sharing, dynamic data visualization, and the ability to collaborate across geographically distributed teams, enabling manufacturers to elevate their product development, manufacturing, field service, and end-of-life processes.

Our Codebeamer® and pure::variantsTM application lifecycle management (ALM) solutions enable companies to accelerate the development of products that contain software, including software-defined products which require multiple software variants to be created and updated over the life of the product.

Our ServiceMax® service lifecycle management (SLM) solution enables companies to improve asset uptime with optimized in-person and remote service, boost technician productivity with the latest mobile tools, and deliver metrics for confident decision making.

Our Servigistics® service parts management solution enables companies to effectively manage their service parts inventory, enabling them to optimize equipment availability and uptime, and increase customer satisfaction.

Our Arena® Software as a Service (SaaS) PLM solution enables product teams to collaborate virtually anytime and anywhere, making it easier to share the latest product and quality information with internal teams and supply chain partners and deliver innovative products to customers faster. Our Arena quality management system software connects quality and product designs into a single system to simplify regulatory compliance.

CAD software products for product data authoring

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

Enabling technologies

Our principal products and services are enhanced by a collection of enabling technologies, including SaaS versions of our Creo® CAD and Windchill® PLM software, artificial intelligence software, our ThingWorx® Internet of Things software, and our Vuforia® augmented reality software. The primary focus of these technologies is to deliver value-added capabilities to our principal products and services, such as the improved security and collaboration environment of a SaaS platform; unlocking productivity with artificial intelligence; moving product data more quickly across engineering, manufacturing, and service using IoT; or automatically analyzing the quality of a manufactured product with augmented reality.

Our Markets and How We Address Them

Our strategy aims to create value for our customers, increase our Annual Run Rate (ARR) and cash flow, and deliver long-term value for shareholders. We focus our resources on the following five solutions, where we believe we can create the greatest customer value:

•
PLM
•
ALM
•
SLM
•
CAD
•
SaaS or Software as a Service

Our growth is primarily driven by existing customers that continue to expand their PTC footprint, largely relating to their focus on improving their competitiveness through digital transformation. To a lesser extent, our growth is also supported by new customers and price increases.

We derive approximately 75% of our sales from products and services sold directly by our sales force to end-user customers. The rest of our sales of products and services are through third-party resellers. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business markets. Our strategic reseller and software partners enable us to increase our market reach, offer broader solutions, and add compelling technology to our offerings. Our strategic services partners provide service offerings to help customers implement our product offerings and transition to SaaS.

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

Environmental Sustainability

At PTC, we’re working to contribute to the decarbonization and circularity of global manufacturing. While we have a climate action plan committed to reducing our company’s “footprint,” we believe far larger benefits will flow from our “handprint” stemming from our software offerings. Our software solutions enable manufacturers to design, build, and service their products more sustainably.

Footprint

Our emission reduction plan was validated by the Science Based Targets initiative (SBTi) in September 2024. Our near-term commitment is to reduce by 2030 combined Scope 1 (direct emissions from owned/controlled operations) and Scope 2 (indirect energy use) emissions by 50% and reduce Scope 3 - Category 1 (Purchased Goods and Services) by 25% compared to our 2022 baseline. Our long-term net-zero commitment is to reach net-zero across all scope emissions by 2050, with absolute reductions of over 90% across Scopes 1-3, with accredited carbon removal offsets for the remaining 10% (or less) as needed.

We have already begun to implement programs and pursue initiatives to reduce our emissions and carbon footprint, including:

•
entering into a Virtual Power Purchase Agreement (VPPA) to reduce our future carbon footprint;
•
prioritizing energy efficiency and accessibility to public transportation when selecting office space;
•
providing a subsidy for employee’s public transportation commute costs; and
•
selecting suppliers with decarbonization targets.

Handprint

Environmental sustainability is integral to our product offerings. With our software, manufacturers can support their sustainability and compliance initiatives, including by designing with less material, enhancing product repairability and circularity, improving factory efficiency, and enabling remote service.

People and Culture

Within our work environment we seek to create an equitable and inclusive culture in which all employees can thrive. This is a key aspect of our talent strategy. Our approach is focused on promoting an agile culture, an increased sense of belonging, engaged work environments, and high-performing teams.

PTC at-a-Glance

As of September 30, 2024, PTC had 7,501 full-time employees. Our employee population is geographically diverse and serves a geographically diverse customer and partner network.

Worldwide Employee Representation

United States Employee Representation

Compensation and Benefits

PTC provides a comprehensive and competitive compensation and benefits package designed to attract, retain, motivate, and engage talent around the world, including base salaries, and, for eligible roles, incentive and equity compensation. Employees also have the opportunity to purchase PTC stock at a discount through our Employee Stock Purchase Plan.

Our benefit offerings are designed to meet the needs of our employees and their families around the world. Specific offerings differ country by country due to cultural norms, market dynamics, and legal requirements, but we provide a wide variety of core health and financial programs such as healthcare, life and disability insurance, employee assistance plans, retirement savings and pension benefit plans, and generous paid family leave and vacation time.

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

Diversity, Equity, and Inclusion (DEI)

Commitment to our values and diversity in our workforce is supported by various ongoing efforts. We mitigate bias by coaching managers and leaders in fostering psychologically safe environments. We also review and revise our processes based on feedback and engagement scores from employee pulse surveys. We embed equitable practices into the planning and execution of how we attract, select, develop, and retain talent. Meanwhile, our DEI ambassadors are aligned with business functions to amplify and enhance our efforts in these areas. Finally, to cultivate a community of belonging, our 11 Employee Resource Groups foster an inclusive culture and facilitate safe spaces for employees to navigate social issues and challenges.

Additional Information About Our Employee Initiatives

You can find more information about our employee initiatives in our 2024 Impact Report, which we expect to release in early 2025.

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

In addition, we offer cloud services to our customers and some of our products, including our SaaS products, are hosted by third-party service providers, which expose us to additional risks as those repositories of our customers’ proprietary data may be targeted and a cyberattack or intrusion may be successful and material. Interception of data transmission, misappropriation or modification of data, corruption of data and attacks against our service providers may adversely affect our products or product and service delivery. Malicious code, viruses or vulnerabilities that are undetected by us or our service providers may disrupt our business operations generally and may have a disproportionate effect on those of our products that are developed and delivered in the cloud environment.

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

We have a large ecosystem of strategic, technology, and software partners and system integrators that enable us to enhance our products and offerings, expand our market reach, and accelerate our customers’ digital transformation journeys. Failures by those partners or termination of those relationships could adversely affect our business, financial condition, operating results, and prospects.

We have many strategic, technology, and software partner and system integrator relationships with other companies that provide technologies and software that we embed in our solutions, that provide implementation services to our customers, that we work with to offer complementary solutions and services, and that market and sell our solutions. If these companies fail to perform as we expect, or if a company terminates or substantially alters the terms of the relationship, we could experience delays in product development, reduced or delayed sales, customer dissatisfaction, and additional expenses, and our business, financial condition, results of operations, and prospects could be materially adversely affected.

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

Our success depends upon our ability to attract and retain highly skilled employees to develop and sell our products and solutions and to operate and grow our business. Competition for such employees in our industry is intense worldwide.

If we are unable to attract and retain employees with the requisite skills to develop and sell our products and solutions, or to guide, operate and support our business, we may be unable to compete successfully, which would adversely affect our business, financial condition, results of operations, and prospects.

We depend on sales within the discrete manufacturing sector and our business could be adversely affected if manufacturing activity does not grow or if it contracts, or if manufacturers are adversely affected by other macroeconomic factors.

A large amount of our sales are to customers in the discrete manufacturing sector. Manufacturers worldwide continue to face uncertainty about the global macroeconomic environment due to, among other factors, the effects of earlier and ongoing supply chain disruptions, high interest rates and inflation, volatile foreign exchange rates and the current relative strength of the U.S. Dollar, and the U.S. government’s focus on technology transactions with non-U.S. entities. Customers may delay, reduce, or forego purchases of our solutions due to these challenges and concerns, which could adversely affect our business, financial condition, results of operations, and prospects.

If we fail to successfully transform our operations to support the sale of SaaS solutions and to develop competitive SaaS solutions, our business and prospects could be adversely affected.

Transforming our business to offer and support SaaS solutions requires considerable additional investment in our organization. Whether we will be successful and will accomplish our business and financial objectives is subject to risks and uncertainties, including but not limited to: our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our ability and the ability of our partners to transition existing customer implementations to SaaS, customer demand, attach and renewal rates, channel adoption, and our costs. If we are unable to successfully establish these new offerings and navigate our business transition, our business, financial condition, results of operations, and prospects could be adversely affected.

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

Accordingly, while we strive to maintain a comprehensive compliance program, an employee, agent or business partner may violate our policies or U.S. or other applicable laws, as has occurred in the past, or we may inadvertently violate such laws. Investigations of alleged violations of those laws can be expensive and disruptive. Violations of such laws can lead to civil and/or criminal prosecutions, substantial fines and other sanctions, including the revocation of our rights to continue certain operations, and also cause business loss and reputational harm, which could adversely affect our business, financial condition, results of operations, and prospects.

We and our customers are subject to an increasing number of laws and regulations related to sustainability matters, compliance with which could adversely affect our business, financial condition, results of operations, and prospects.

We are subject to an increasing number of laws and regulations promulgated by multiple countries and jurisdictions that require new and expansive disclosure on sustainability topics and, in some cases, remediation of adverse effects, that will increase our compliance costs and expose us to risks associated with regulatory compliance.

These laws and regulations include those promulgated pursuant to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) and its Corporate Sustainability Due Diligence Directive (“CSDDD”). CSRD requires new and expansive disclosures related to sustainability risks and opportunities. CSDDD will require us to conduct due diligence to identify, prevent, mitigate, and account for actual and potential adverse impacts on human rights and the environment arising from our own operations and our value chains and to remediate any such adverse impacts. Compliance with these directives requires significant investment in resources, including the implementation of new reporting systems, data collection processes, and due diligence procedures.

As many of our customers and potential customers, particularly those in Germany and elsewhere in the European Union, are also subject to such laws and directives, those companies will increasingly be required to assess our sustainability efforts and impacts; if we are unable to satisfactorily address their requests for information or other sustainability related requests, contracting periods with those companies may be extended or those companies may elect to use other suppliers or switch suppliers, which could adversely affect our business, financial condition, results of operations, and prospects.

The regulatory landscape for sustainability continues to evolve and expand and the introduction of additional laws or regulatory requirements may impose further compliance burdens and further increase our compliance costs. We are committed to meeting existing and future regulatory requirements; however, the financial and operational impact of current and future laws and regulations remains uncertain and could materially adversely affect our business, financial condition, results of operations and prospects.

Increased scrutiny and expectations around environmental, social, and governance (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our reputation, business, and prospects.

Our stakeholders, including investors, customers, suppliers, and employees, are placing greater emphasis on our ESG performance and transparency. This increasing stakeholder attention to and expectations around ESG matters, particularly sustainability matters, and our response to the same, may result in higher costs (including higher costs related to compliance, stakeholder engagement, and contracting), adversely impact our reputation, or otherwise negatively affect our business performance and prospects.

Our statements about our sustainability, environmental and human capital initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. If our related data, processing and reporting are incomplete or otherwise inaccurate, or if we fail to achieve progress on our stated targets or initiatives when or as expected, our business, financial condition, operating results, and prospects could be adversely affected.

II. Risks Related to Our Intellectual Property

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

III. Risks Related to Acquisitions

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

We have a substantial amount of indebtedness. As of November 14, 2024, our total debt outstanding was approximately $1,668 million, $1 billion of which was associated with the 3.625% Senior Notes and 4.000% Senior Notes (together, “Senior Notes”) issued in February 2020, which mature in February 2025 and 2028, respectively, and are unsecured; $177 million of which was borrowed under our credit facility revolving line, which matures in January 2028; and $491 million of which was borrowed under our credit facility term loan [which began amortizing in March 2024]. All amounts outstanding under the credit facility and the Senior Notes will be due and payable in full on their respective maturity dates. As of November 14, 2024, we had unused commitments under our credit facility of approximately $1,073 million. PTC Inc. and one of our foreign subsidiaries are eligible borrowers under the credit facility and certain other foreign subsidiaries may become borrowers under our credit facility in the future, subject to certain conditions.

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

Despite our current level of indebtedness, we and our subsidiaries might incur substantially more debt and other obligations. This could further exacerbate the risks to our business, financial condition, and prospects described above.

We and our subsidiaries might incur significant additional indebtedness and other obligations in the future, including secured debt. Although the credit agreement governing our credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. The additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, the credit agreement and the indenture governing our Senior Notes due 2025 and 2028, will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, or we incur other obligations, the related risks that we now face could increase.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our debt agreements restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Our quarterly operating results fluctuate depending on many factors, including the effect of ASC 606 on revenue recognition for the on-premises software subscriptions we offer, variability in the timing of start dates for our subscription offerings, length of contracts, and renewals, and significant unexpected expenses in a quarter. Accordingly, our quarterly results are difficult to predict and we may be unable to confirm or adjust expectations with respect to our operating results for a quarter until that quarter has closed. If our quarterly operating results do not meet market or analysts’ expectations, our stock price could decline.

VI. General Risk Factors

Our international businesses present economic and operating risks, which could adversely affect our business and prospects.

We expect that our international operations will continue to expand and to account for a significant portion of our total revenue. Because we transact business in various foreign currencies, the volatility of foreign exchange rates has had and may in the future have a material adverse effect on our revenue, expenses, cash flows and operating results.

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

As a multinational organization, we are subject to income taxes as well as non-income based taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our tax returns are subject to review by various taxing authorities. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes could be different from what is reflected in our reported income tax provisions and accruals.

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

ITEM 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are subject to various cybersecurity risks in connection with our business. For more information on our cybersecurity related risks, see the section entitled “Risks Related to Our Business Operations and Industry” in Item 1A of this Annual Report.

Our Approach

PTC takes a holistic, multi-layered approach to cybersecurity and privacy that combines traditional Defense-in-Depth methods with next-generation Zero Trust principles. In today’s globally interconnected world, we consider every entry point on the attack surface critical, and we aim to secure the points under our control. In developing our cybersecurity risk management program, we are informed by industry benchmarks and standards, including the cybersecurity framework created by the National Institute of Standards and Technology (“NIST”). We also have various security-related certifications and authorizations, including ISO 27001, SOC 2 Type II and FedRAMP, for certain of our products and services.

People. PTC recognizes that technology alone cannot mitigate all security threats, so we focus on developing our most critical resource: our people. Security is the responsibility of everyone employed by PTC and is independent of departmental affiliation. PTC’s corporate cybersecurity awareness activities are combined with enterprise-wide and department-specific tools and mandatory employee training, providing everyone employed by PTC with the knowledge and resources to support our efforts to mitigate security threats.

Process. An educated workforce needs a governance framework to guide and monitor its activities. PTC has processes and policies in place to try to anticipate security risks and facilitate compliance with applicable contractual obligations, regulations and standards, as well as address any incidents or violations. PTC focuses on continuous improvement and is constantly maturing its processes to keep pace with the rapidly evolving cybersecurity threat landscape.

Technology. PTC seeks to automate these processes and remove the potential for human error to the extent feasible by implementing technology solutions. From fundamental IT security to development of our software products and keeping our customers’ data safe in the cloud, PTC aims to maintain a secure infrastructure that is continuously monitored for possible threats.

These three key elements of people, process, and technology are tightly interwoven to support our aim to secure our environments and data.

Governance

Cybersecurity is a risk area with oversight at the highest levels of the organization, including the Executive and Board Level. The overall operational program is led by the Cybersecurity Strategy Council, a cross-functional team of executives and subject matter experts, including our Chief Product Security Officer, Chief Information Security Officer and Chief Compliance Officer. The Cybersecurity Strategy Council oversees a “Three Lines Model” of Operations, Risk Monitoring and Oversight, and Audit, to effectively address cybersecurity, risk management and control. All Cybersecurity, Risk and Internal Audit functions report to the PTC Executive Leadership Team.

PTC’s Cybersecurity Program is supported by robust processes and procedures at all levels. Our matrixed cybersecurity organization is governed by industry-standard frameworks, and to ensure that they are executed, we involve the Executive Leadership Team, the Cybersecurity Strategy Council, and business unit security leads and cybersecurity analysts across the enterprise. We provide regular updates on our cybersecurity strategic plans, programs, and initiatives, and vulnerabilities and any applicable remediation efforts to the Cybersecurity Committee of the Board of Directors at its four regularly scheduled meetings per year. Our Incident Response Plans provide for notice, and continued updates, to the Cybersecurity Committee of applicable incidents on a timely basis. Ongoing program assessments are performed to monitor progress and identify opportunities for growth.

Risk Assessment

PTC conducts an annual cybersecurity maturity assessment. Periodically, we engage a third-party security consulting firm to conduct an Enterprise Security Maturity Assessment. This independent assessment provides a mechanism to benchmark our current risk profile and enables us to measure progress as we make program improvements. Identified cybersecurity risks are reviewed by the Cybersecurity Strategy Council, which ensures that risk tolerances are established and used to appropriately manage risks.

Third-Party Vendor Risk Management

Our Vendor Risk Management (VRM) program supports PTC in meeting its cybersecurity, privacy, regulatory and compliance obligations and managing risk associated with third-party vendors who have access to PTC IT systems and data. Prior to outsourcing or allowing third-party access to PTC or customer systems, IP, or data; risks associated with such activity are clearly identified and documented. The process of selecting a third-party vendor includes due diligence of the vendor service or product in question. Third-party companies using PTC facilities or accessing PTC’s IT Systems are subject to PTC’s VRM review and are required to demonstrate that proper security measures are in place before they have access to any PTC IT systems or data. All such vendors are to be approved by PTC’s VRM process and contractually bound to maintain appropriate cybersecurity technical and organization measures and to protect PTC’s data to which they may have access.

Incident Response

PTC maintains a formal Cybersecurity Incident Response Policy to address cybersecurity incidents. The Policy is tested on a regular basis, including a continuous improvement program involving periodic tabletop exercises. Cybersecurity incident handling is managed by individual organizations with cybersecurity responsibility and monitored/guided by applicable corporate functions. All Cybersecurity Incident Response Plans under the Policy are based on industry standards, such as the NIST Computer Security Incident Handling Guide – Special Publication 800-61.

Management’s Role in Assessing and Managing Our Risks from Cybersecurity Threats

Our Cybersecurity Program is overseen by executives on our Executive Leadership Team and managed by our Cybersecurity Strategy Council, including our Senior Vice President, Chief Information Security Officer (CISO), who reports to our Executive Vice President, Chief Digital Officer (CDO). Our CISO is responsible for day-to-day risk management activities, including staying informed about and monitoring prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, and the use of technological tools and software. Our CDO is responsible for our broader IT program, which includes PTC’s ability to remediate and recover from a cybersecurity incident while reducing impacts to the business and operations. Our CDO and CISO regularly report directly to the Cybersecurity Committee of the Board of Directors on our Cybersecurity Program and efforts to prevent, detect, mitigate, and remediate issues. In addition, we have an escalation process in place to inform senior management and the Cybersecurity Committee and the Board of Directors of material issues.

Management Experience

Our CDO and CISO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CDO joined PTC as Chief Digital Officer in January 2022 and is responsible for PTC’s global information technology (IT) team, overseeing PTC’s digital infrastructure and working with business leaders to guide PTC’s digital process optimization strategy. He has more than two decades of IT and operations leadership. Before joining PTC, he served as Global Vice President and Chief Information Officer for Avaya, where he led a globally-dispersed team of 1,200 IT professionals to support the entire global Avaya enterprise. Prior to Avaya, he held technology leadership roles at Arise Virtual Solutions Inc., Oracle, and Colorado College.

Our CISO joined PTC as Cyber Information Security Officer in April 2022 and, before joining PTC, was the Vice President, Information Technology, North America and Europe for Alorica, where he led Alorica’s transformation to a secure endpoint architecture for 90,000 global remote and hybrid employees.

ITEM 2. Properties

We currently have 75 office locations used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,060,000 square feet of leased facilities used in operations, approximately 401,000 square feet are located in the U.S., including approximately 250,000 square feet at our headquarters facility located in Boston, Massachusetts, and approximately 268,000 square feet are located in India, where a significant amount of our research and development is conducted.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol "PTC."

On September 30, 2024, the close of our fiscal year, and on November 12, 2024, our common stock was held by 884 and 877 shareholders of record, respectively.

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

Executive Overview

Despite the overall demand environment, which has been challenging for many quarters now, ARR grew 14% (12% constant currency) to $2.25 billion as of the end of FY'24 compared to FY’23.

Cash provided by operating activities grew 23% to $750 million in FY'24 compared to FY'23. Free cash flow grew 25% to $736 million in FY'24 compared to FY'23. Our cash flow growth is attributable to solid top-line growth due to our subscription business model and operational discipline. Interest payments were $47 million higher in FY'24 compared to FY'23, mainly due to the payment of $30 million of imputed interest on a deferred acquisition payment associated with our 2023 acquisition of ServiceMax and incremental interest expense associated with borrowings in FY'23 and FY'24. We ended FY’24 with cash and cash equivalents of $266 million and gross debt of $1.75 billion, which debt carried an aggregate weighted average interest rate of 5.1%.

Revenue grew 10% (9% constant currency) in FY'24 compared to FY'23. Our acquisition of ServiceMax in early Q2'23 contributed to FY'24 revenue growth. Under ASC 606, the timing of revenue recognition for on-premises subscription revenue can vary significantly, impacting reported revenue and growth rates.

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

For discussion of our FY'23 results and comparison to our FY'22 results, refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2023.

(Dollar amounts in millions, except per share data)	Year ended September 30,		Percent Change
	2024	2023	Actual	Constant Currency(1)
ARR	$2,254.7	$1,978.6	14%	12%

Total recurring revenue(2)	$2,134.0	$1,907.9	12%	12%
Perpetual license	32.2	38.6	(17)%	(16)%
Professional services	132.2	150.5	(12)%	(12)%
Total revenue	2,298.5	2,097.1	10%	9%
Total cost of revenue	444.8	441.0	1%	1%
Gross margin	1,853.7	1,656.0	12%	12%
Operating expenses	1,265.6	1,197.6	6%	6%
Operating income	$588.1	$458.5	28%	27%
Non-GAAP operating income(1)	$894.3	$758.9	18%	17%
Operating margin	25.6%	21.9%
Non-GAAP operating margin(1)	38.9%	36.2%
Diluted earnings per share	$3.12	$2.06
Non-GAAP diluted earnings per share(1)	$5.08	$4.34

Cash provided by operating activities	$750.0	$610.9
Capital expenditures	(14.4)	(23.8)
Free cash flow	$735.6	$587.0

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

Impact of Foreign Currency Exchange on Results of Operations

Approximately 50% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Changes in foreign currency exchange rates were a slight tailwind to reported income statement results in FY’24. ARR was positively impacted by improvements in currency exchange rates, particularly the Euro to U.S. Dollar exchange rate, as of September 30, 2024 compared to September 30, 2023.

The results of operations in the table above, and the tables and discussions below about revenue by line of business and product group present both actual percentage changes year over year and percentage changes on a constant currency basis. Our constant currency disclosures are calculated by multiplying the results in local currency for FY'24 and FY'23 by the exchange rates in effect on September 30, 2023. If FY'24 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2023, ARR would have been lower by $47 million, revenue would have been lower by $22 million, and expenses would have been lower by $10 million. If FY'23 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2023, ARR would have been the same, revenue would have been lower by $17 million, and expenses would have been lower by $12 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2024	2023	Actual	Constant Currency
License(1)	$806.9	$747.0	8%	8%
Support and cloud services(2)	1,359.4	1,199.5	13%	13%
Software revenue	2,166.2	1,946.6	11%	11%
Professional services	132.2	150.5	(12)%	(12)%
Total revenue	$2,298.5	$2,097.1	10%	9%

(1)
Includes perpetual licenses and the license portion of on-premises subscription sales.
(2)
Includes support on perpetual licenses, the support portion of on-premises subscription sales, SaaS, and hosting services.

Software revenue growth in FY'24 was driven by PLM, which included the contribution from ServiceMax (acquired in early Q2'23), and CAD.

License revenue growth in FY'24 was mainly driven by CAD and PLM growth in Europe and Asia Pacific, offset by lower license revenue in the Americas, particularly in PLM. A higher proportion of sales in FY'24 were SaaS, which adversely affected license revenue growth in the Americas and Europe.

Support and cloud services revenue growth in FY'24 was mainly driven by PLM (which included contribution from ServiceMax) in the Americas and Europe.

Professional services revenue decreased in FY'24 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2024	2023	Actual	Constant Currency
PLM	$1,333.4	$1,186.0	12%	12%
CAD	832.8	760.6	9%	10%
Software revenue	$2,166.2	$1,946.6	11%	11%

PLM software revenue growth in FY'24 was driven by growth in Europe and the contribution from ServiceMax (acquired in early Q2'23). Year-over-year PLM software revenue growth for FY'24 excluding Q1'24 ServiceMax revenue would have been 9% (9% constant currency).

PLM ARR grew 15% (13% constant currency) from September 30, 2023 to September 30, 2024.

CAD software revenue growth in FY'24 was primarily driven by revenue growth in Europe and Asia Pacific.

CAD ARR grew 13% (10% constant currency) from September 30, 2023 to September 30, 2024.

Gross Margin

(Dollar amounts in millions)	Year ended September 30,
	2024	2023	Percent Change
License gross margin	$760.0	$693.8	10%
License gross margin percentage	94%	93%
Support and cloud services gross margin	$1,084.8	$954.5	14%
Support and cloud services gross margin percentage	80%	80%
Professional services gross margin	$8.9	$7.7	15%
Professional services gross margin percentage	7%	5%

Total gross margin	$1,853.7	$1,656.0	12%
Total gross margin percentage	81%	79%

Non-GAAP gross margin(1)	$1,913.6	$1,712.6	12%
Non-GAAP gross margin percentage(1)	83%	82%

(1) Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin grew at a higher rate than license revenue in FY'24 due mainly to lower intangible amortization expense. Excluding intangible amortization expense, license gross margin percentage was consistent year over year.

Support and cloud services gross margin growth in FY'24 was in line with support and cloud services revenue growth. Cost of support and cloud services in FY'24 grew at a similar rate to revenue, driven by higher intangible amortization expense, compensation expense, and royalty expense.

Professional services gross margin increased in FY’24 compared to FY’23, primarily due to lower outside service costs, partially offset by decreases in professional services revenue. The decreases in professional services revenue and costs are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Year ended September 30,
	2024	2023	Percent Change
Sales and marketing	$559.0	$530.1	5%
% of total revenue	24%	25%
Research and development	433.0	394.4	10%
% of total revenue	19%	19%
General and administrative	232.4	233.5	(0)%
% of total revenue	10%	11%
Amortization of acquired intangible assets	42.0	40.0	5%
% of total revenue	2%	2%
Restructuring and other credits, net	(0.8)	(0.5)	74%
% of total revenue	0%	0%
Total operating expenses	$1,265.6	$1,197.6	6%

Total headcount increased by 4% between September 30, 2023 and September 30, 2024.

Operating expenses in FY'24 compared to FY'23 increased primarily due to the following:

•
a $47 million increase in compensation and benefits expense (excluding stock-based compensation), driven by higher headcount and our Q2'23 acquisition of ServiceMax, as well as higher health insurance costs in the U.S.;
•
a $16 million increase in stock-based compensation expense, driven in part by acceleration of expense on equity grants held by our former chief executive and chief operating officers (which expense is included in General and administrative and Sales and marketing), as well as the impact of an FY'24 change in eligibility for continued vesting upon retirement for a subset of prospective equity grants;
•
a $14 million increase in outside services, driven by consulting services related to corporate initiatives; and
•
a $10 million increase in software subscription related costs;

partially offset by:

•
a $16 million decrease in acquisition and transaction-related costs, largely driven by costs associated with our Q2'23 acquisition of ServiceMax; and
•
a $12 million decrease in marketing expense, primarily due to not holding our LiveWorx event in FY'24.

Interest Expense

(Dollar amounts in millions)	Year ended September 30,
	2024	2023	Percent Change
Interest expense	$(119.7)	$(129.4)	(8)%

Interest expense includes interest on our credit facility loans and our Senior Notes due 2025 and 2028. Interest expense in FY'23 also included $30 million of interest on a deferred acquisition payment associated with the ServiceMax acquisition. The decrease in interest expense was driven by the lower aggregate average of debt and deferred acquisition payment liability balances outstanding in FY'24 compared to FY'23.

Other Income

(Dollar amounts in millions)	Year ended September 30,
	2024	2023	Percent Change
Interest income	$4.4	$5.4	(19)%
Other expense, net	(3.8)	(1.9)	(103)%
Other income, net	$0.6	$3.5	(84)%

Other income, net was lower in FY'24 compared to FY'23 due to a $2.0 million impairment loss related to an available-for-sale debt security.

Income Taxes

(Dollar amounts in millions)	Year ended September 30,
	2024	2023	Percent Change
Income before income taxes	$469.0	$332.6	41%
Provision for income taxes	92.6	87.0	6%
Effective income tax rate	20%	26%

The effective tax rate for FY’24 was lower than the effective rate for FY’23. In FY'24, the rate was impacted by a U.S. Tax Court ruling in Varian Medical Systems, Inc. v. Commissioner, issued on August 26, 2024. The ruling related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Act (our fiscal 2018). As a result, we recorded a $14.4 million benefit for additional foreign tax credits that have become available to us. Additionally, our rate included a net benefit of $4.4 million for the effects of Internal Revenue Service (IRS) procedural guidance requiring consent for previously automatic changes of accounting method. The IRS procedural guidance change significantly increased our estimated taxable income in the year ended September 30, 2024, resulting in an increase to the estimated tax benefit for the deductions associated with Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income. The benefit from this IRS procedural guidance change will reverse in a future fiscal period if we receive IRS consent for a change in the treatment of these deductions. These benefits were offset by a tax expense of $4.6 million related to a tax reserve in a foreign jurisdiction. FY'23 included tax expense of $21.8 million related to an uncertain tax position regarding transfer pricing in a foreign jurisdiction where we are currently under audit. Our FY'23 rate was also impacted by tax expense of $6.3 million related to non-deductible imputed interest related to the deferred payment on the acquisition of ServiceMax.

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

Liquidity and Capital Resources

(in millions)	September 30,
	2024	2023
Cash and cash equivalents	$265.8	$288.1
Restricted cash	0.7	0.7
Total	$266.5	$288.8

(in millions)	Year ended September 30,
	2024	2023
Net cash provided by operating activities	$750.0	$610.9
Net cash used in investing activities	$(124.8)	$(866.1)
Net cash provided by (used in) financing activities	$(650.7)	$268.3

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of September 30, 2024, we had cash and cash equivalents of $36 million in the U.S., $127 million in Europe, $86 million in Asia Pacific (including India), and $17 million in other non-U.S. countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash flows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $139.1 million in FY'24 compared to FY'23. This increase was driven by higher collections (including contribution from ServiceMax), which were partially offset by higher salary-related and interest payments. Interest payments in FY'24 were approximately $47.2 million higher than in FY'23 and include the payment of $30.0 million of imputed interest on the ServiceMax deferred acquisition payment.

Cash Used in Investing Activities

Cash used in investing activities in FY'24 was driven by the acquisition of pure-systems for $93.5 million in Q1'24. Cash used in investing activities in FY'23 was driven by a payment of $828.2 million in Q2'23 related to the acquisition of ServiceMax. Capital expenditures in FY'24 were lower than in FY'23 as we invest more in cloud-based rather than on-premises software.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in FY'24 included $620.0 million paid to settle a deferred acquisition payment associated with our acquisition of ServiceMax, Q1'24 borrowings of $739.8 million to fund that payment and the pure-systems acquisition, and subsequent net payments on debt of $693.9 million.

Cash provided by financing activities in FY’23 was primarily related to net new borrowings of $771.0 million (a $500.0 million term loan and a $271.0 million incremental revolving line) to fund the ServiceMax acquisition and net repayments of $428.0 million on the new revolving facility.

Outstanding Debt

(in millions)	September 30,
	2024	2023
4.000% Senior Notes due 2028	$500.0	$500.0
3.625% Senior Notes due 2025	500.0	500.0
Credit facility revolver line	262.0	202.0
Credit facility term loan	490.6	500.0
Total debt	1,752.6	1,702.0
Unamortized debt issuance costs for the Senior Notes	(4.1)	(6.2)
Total debt, net of issuance costs	$1,748.6	$1,695.8

Undrawn under credit facility revolver	$988.0	$1,048.0
Undrawn under credit facility revolver available to borrow	$972.1	$384.6

As of September 30, 2024, we were in compliance with all financial and operating covenants of the credit facility and the Senior Note indentures. As of September 30, 2024, the annual rates for borrowings outstanding under the credit facility revolver line and term loan were 7.0% and 6.9%, respectively.

In addition to the debt shown in the above table, as of September 30, 2023, we had a $620 million deferred acquisition payment liability related to the fair value of the $650 million installment paid in October 2023 for the ServiceMax acquisition. Of the $650 million paid, $620 million was recorded as a financing outflow and the $30 million of imputed interest was recorded as an operating cash outflow.

Our credit facility and our Senior Notes, including the financial and operating covenants and limitations on the payment of dividends, are described in Note 9. Debt of Notes to the Consolidated Financial Statements in this Annual Report.

Share Repurchase Authorization

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. We may use cash from operations and borrowings under our credit facility to make any such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

Our long-term goal is to return approximately 50% of our free cash flow to shareholders via share repurchases, while also taking into consideration the interest rate environment and strategic initiatives and acquisitions, which could cause us to reduce, suspend, or cease repurchases. We currently intend to repurchase approximately $300 million of our common stock in FY'25.

Expectations for 2025

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months, including redemption of the 3.625% Senior Notes in February 2025, and to meet our known long-term capital requirements.

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

Contractual Obligations

At September 30, 2024, our future contractual obligations were related to debt, leases, pension liabilities, unrecognized tax benefits, and purchase obligations. See Note 9. Debt, Note 17. Leases, Note 14. Pension Plans, and Note 8. Income Taxes of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $163.2 million, with $88.2 million expected to be paid in FY'25 and $75.0 million thereafter. Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware, financing leases, operating leases with original terms of less than 12 months, and other marketing and consulting contracts. Contracts for which our commitment is variable or based on volumes with no fixed minimum quantities and contracts that can be canceled without payment penalties are not included in the purchase obligation amounts above. The purchase obligations included above are in addition to amounts included in Current liabilities and Prepaid expenses recorded on our September 30, 2024 Consolidated Balance Sheet.

As of September 30, 2024, we had letters of credit and bank guarantees outstanding of approximately $15.6 million (of which $0.6 million was collateralized).

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

Free cash flow is cash flow from operations net of capital expenditures, which are expenditures for property and equipment and consist primarily of facility improvements, office equipment, computer equipment, and software. We believe that free cash flow, in conjunction with cash from operations, is a useful measure of liquidity since capital expenditures are a necessary component of ongoing operations. Free cash flow is not a measure of cash available for discretionary expenditures.

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

Acquisition and transaction-related charges included in General and administrative expenses are direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. Subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are also included within acquisition and transaction-related charges. Other transactional charges include third-party costs related to structuring merger and acquisition transactions outside of ordinary business operations. We do not include these costs when reviewing our operating results internally. The occurrence and amount of these costs varies depending on the timing and size of acquisitions and transactions.

Restructuring and other charges (credits), net includes excess facility restructuring charges (credits); impairment and accretion expense charges related to the lease assets of exited facilities; sublease income from previously impaired facilities; severance charges resulting from substantial employee reduction actions; and third-party professional consulting fees related to modifications of our business strategy. These costs may vary in size based on our restructuring plan.

Non-operating charges (credits), net are gains or losses associated with sales or changes in value of assets or liabilities that are generally investing or financing in nature and are not indicative of our ongoing ordinary operating activities. In FY'24, we recognized an impairment charge related to an available-for-sale debt security. In FY'23, we recognized a financing charge for a debt commitment agreement associated with our acquisition of ServiceMax.

Income tax adjustments include the tax impact of the items above. Additionally, we exclude other material tax items that we do not include when reviewing our operating results internally. For example, in FY'24, adjustments include a charge related to a tax reserve related to prior years in a foreign jurisdiction. Adjustments in FY’23 include a charge related to an uncertain tax position in a foreign jurisdiction.

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

(in millions, except per share amounts)	Year ended September 30,
	2024	2023
GAAP gross margin	$1,853.7	$1,656.0
Stock-based compensation	21.4	20.9
Amortization of acquired intangible assets included in cost of revenue	38.5	35.7
Non-GAAP gross margin	$1,913.6	$1,712.6
GAAP operating income	$588.1	$458.5
Stock-based compensation	223.5	206.5
Amortization of acquired intangible assets	80.5	75.7
Acquisition and transaction-related charges	3.1	18.7
Restructuring and other credits, net	(0.8)	(0.5)
Non-GAAP operating income	$894.3	$758.9
GAAP net income	$376.3	$245.5
Stock-based compensation	223.5	206.5
Amortization of acquired intangible assets	80.5	75.7
Acquisition and transaction-related charges	3.1	18.7
Restructuring and other credits, net	(0.8)	(0.5)
Non-operating charges, net(1)	2.0	5.1
Income tax adjustments(2)	(71.2)	(33.5)
Non-GAAP net income	$613.4	$517.6
GAAP diluted earnings per share	$3.12	$2.06
Stock-based compensation	1.85	1.73
Amortization of acquired intangible assets	0.67	0.63
Acquisition and transaction-related charges	0.03	0.16
Restructuring and other credits, net	(0.01)	—
Non-operating charges, net(1)	0.02	0.04
Income tax adjustments(2)	(0.59)	(0.28)
Non-GAAP diluted earnings per share	$5.08	$4.34

Cash provided by operating activities	$750.0	$610.9
Capital expenditures	(14.4)	(23.8)
Free cash flow	$735.6	$587.0

(1)
In FY'24, we recognized an impairment loss of $2.0 million on an available-for-sale debt security. In FY'23, we recognized $4.2 million of financing charges for a debt commitment agreement associated with our acquisition of ServiceMax.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. In FY'24, adjustments exclude a tax expense of $4.4 million or $0.04 per share for a tax reserve related to prior years in a foreign jurisdiction. In FY'23, non-GAAP expense excludes $21.8 million or $0.18 per share related to uncertain tax positions in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Year ended September 30,
	2024	2023
GAAP operating margin	25.6%	21.9%
Stock-based compensation	9.7%	9.8%
Amortization of acquired intangible assets	3.5%	3.6%
Acquisition and transaction-related charges	0.1%	0.9%
Restructuring and other credits, net	(—)%	(—)%
Non-GAAP operating margin	38.9%	36.2%

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax expense based on taxable income by jurisdiction. There are many transactions and calculations about which the ultimate tax outcome is uncertain; as a result, our calculations involve estimates by management. Some of these uncertainties arise as a consequence of revenue-sharing, cost-reimbursement and transfer pricing arrangements among related entities and the differing tax treatment of revenue and cost items across various jurisdictions. If tax authorities compelled us to revise or to account differently for our arrangements, that revision could affect our recorded tax liabilities.

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

We have unrecognized tax benefits as of September 30, 2024 of $65.0 million. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $27.0 million as audits close and statutes of limitations expire.

As of September 30, 2024, we have a valuation allowance of $17.4 million against net deferred tax assets in the U.S. and a valuation allowance of $4.4 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded in the U.S. relates to Massachusetts tax credit carryforwards that we do not expect to realize a benefit from prior to expiration.

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

Prior to the passage of the U.S. Tax Act, we asserted that substantially all of the undistributed earnings of our foreign subsidiaries were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax and there is therefore no longer a material cumulative basis difference associated with the undistributed earnings. We maintain our assertion to permanently reinvest these earnings outside the U.S. unless repatriation can be done substantially tax-free, with the exception of our Taiwan subsidiary. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The amount of unrecognized deferred tax liability on the undistributed earnings would not be material.

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

Our identifiable intangible assets acquired consist of purchased software, trademarks, customer lists and contracts, and software support agreements and related relationships. Purchased software consists of products that have reached technological feasibility and the combination of processes, inventions and trade secrets related to the design and development of acquired products. Customer lists and contracts and software support agreements and related relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. We have generally valued intangible assets using discounted cash flow models. Critical estimates in valuing certain of the intangible assets include but are not limited to:

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

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenues, net tangible assets were generally valued by us at the respective carrying amounts recorded by the acquired company, if we believed that their carrying values approximated their fair values at the acquisition date. Deferred revenue for acquisitions reflect the amounts that would have been deferred as of the acquisition date in accordance with ASC 606.

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

Recent Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Refer to Note 2. Summary of Significant Accounting Policies, included in the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated herein by reference, for all recently issued accounting pronouncements, none of which are expected to have a material effect.

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

Our non-U.S. revenues are generally transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 50% of our revenue and 35% of our expenses were transacted in currencies other than the U.S. Dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on current revenue and expense levels (excluding restructuring charges and stock-based compensation), a $0.10 change in the USD to EUR exchange rate and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $38 million and $6 million, respectively.

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

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. Dollar value of balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts are primarily denominated in the Euro, Swiss Franc, and Swedish Krona currencies, and have maturities of less than four months.

The majority of our foreign currency forward contracts are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into these derivative contracts only as an economic hedge, any gains or losses on the underlying foreign-denominated balance are generally offset by the losses or gains on the derivative contract. Gains and losses on these derivatives and foreign currency denominated receivables and payables are included in Other income, net.

As of September 30, 2024 and 2023, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2024	2023
Euro / U.S. Dollar	$781,398	$383,227
British Pound / U.S. Dollar	24,810	6,058
Israeli Shekel / U.S. Dollar	12,535	11,852
Japanese Yen / U.S. Dollar	42,340	4,770
Swiss Franc / U.S. Dollar	74,939	32,766
Swedish Krona / U.S. Dollar	48,596	35,085
Chinese Renminbi / U.S. Dollar	32,124	16,660
New Taiwan Dollar / U.S. Dollar	16,368	11,855
All other	25,368	21,363
Total	$1,058,478	$523,636

Debt

In addition to the $1 billion due under our 2025 and 2028 Senior Notes, as of September 30, 2024, we had $753 million outstanding under our credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2024, the weighted average annual rate on the credit facility loans was 6.9%. Based on the borrowings outstanding and interest rates in effect as of September 30, 2024, a 100 basis point per annum change in interest rate applied over a one-year period would have an $8 million impact on annual earnings and cash flows.

Cash and cash equivalents

As of September 30, 2024, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia Pacific and in diversified domestic and international money market mutual funds. At September 30, 2024, we had cash and cash equivalents of $36 million in the United States, $127 million in Europe, $86 million in Asia Pacific (including India), and $17 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2024, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency exchange rate risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which has led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Changes in foreign currencies relative to the U.S. Dollar had a favorable impact of $3.2 million and $2.9 million on our consolidated cash balances in FY'24 and FY'23, respectively. The impact in FY'24 was due in particular to changes in the Brazilian Real, Swedish Krona, Chinese Renminbi, and New Taiwan Dollar.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of September 30, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Amendment to PTC By-Laws

On November 14, 2024, in connection with a periodic review of corporate governance matters and certain recent changes to Securities and Exchange Commission rules and the Massachusetts Business Corporation Act (the “MBCA”), the Board of Directors (the “Board”) of PTC approved and adopted an amendment and restatement of the Company’s By-Laws (as so amended, the “Amended and Restated By-Laws”), which became effective upon approval. The Amended and Restated By-Laws amend and restate the By-Laws in their entirety to, among other things: (i) permit virtual only meetings of shareholders; (ii) revise the advance notice provisions of the By-Laws to expand the informational and other requirements for shareholder proponents and director nominees in connection with shareholder proposals and shareholder director nominations; (iii) address matters relating to Rule 14a-19 under the Securities Exchange Act of 1934, as amended; (iv) provide processes and procedures for shareholders seeking to call a special meeting of shareholders and obligations and rights of the Board with respect to such requests and the conduct of such meetings; (v) state how abstentions and broker non-votes are treated with respect to the determination of whether a quorum of shareholders exists and of the number of shares voting on a matter; (vi) provide that any shareholder soliciting proxies from other shareholders must use a proxy card color other than white, with the white proxy card being reserved for the exclusive use by the Board; (vii) provide that the Board may adopt such rules, regulations, and procedures as the Board may deem appropriate for the conduct of any meeting of shareholders; (viii) clarify and confirm that the Board, except as otherwise provided by law, and to the extent permitted by law, may limit its exercise of the powers of the corporation pursuant to an agreement approved by the Board; (ix) provide that removal of a director may occur only at a meeting called for the purpose of removing such director, the meeting notice for which must state that the purpose or a purpose of the meeting is the removal of the director; and (x) make various updates throughout to conform to the MBCA and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description of the Amended and Restated By-Laws does not purport to be complete and is qualified by reference to the full Amended and Restated By-Laws, a copy of which is filed as Exhibit 3.2 to this Form 10-K and incorporated herein by reference.

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q4’24

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

During the quarter ended September 30, 2024, the following Section 16 officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act). All plans adopted covered only sales of PTC common stock. No plans were modified or terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Kristian Talvitie Executive Vice President, Chief Financial Officer	Adopted August 2, 2024	Ends February 2, 2025

15,050, plus all net vested shares issued for the FY2024 Corporate Incentive Plan, plus all net vested shares that vest on November 15, 2024 under performance-based RSU awards granted on November 17, 2021, November 16, 2022, and November 15, 2023(1)(2)

Catherine Kniker, Executive Vice President, Chief Strategy, Marketing, and Sustainability Officer	Adopted August 12, 2024	Ends August 8, 2025

6,580, plus all net vested shares issued for the FY2024 Corporate Incentive Plan, plus 15% of all net vested shares that vest on November 15, 2024 under performance-based RSU awards granted on November 17, 2021, November 16, 2022, and November 15, 2023, plus all shares purchased under the 2016 Employee Stock Purchase Plan for the offering periods ending on January 31, 2025 and July 31, 2025(1)(2(3)

Aaron von Staats Executive Vice President, General Counsel	Adopted August 8, 2024	Ends August 15, 2025

8,618, plus all net vested shares issued for the FY2024 Corporate Incentive Plan, plus 10% of total shares that vest on November 15, 2024 under performance-based RSU awards granted on November 17, 2021, November 16, 2022, and November 15, 2023, plus 80% of all net vested shares that vest on November 15, 2024 under performance-based RSU awards granted on November 17, 2021, November 16, 2022, and November 15, 2023(1)(2)

(1)
The total number of shares that would be issued for the FY2024 Corporate Incentive Plan could not be known when the plan was adopted as the FY2024 performance period had not yet ended and attainment of the performance measure was not known.
(2)
The total number of shares that would be earned and vested under the performance-based RSU awards for the FY2024 performance period could not be known when the plan was adopted as the FY2024 performance period had not yet ended and attainment of the performance measures was not known.
(3)
The total number of shares that will be purchased under the 2016 Employee Stock Purchase Plan for the offering periods ending January 31, 2025 and July 31, 2025 could not be known when the plan was adopted.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item not set forth below may be found under the headings “Corporate Governance and the Board of Directors," “Insider Trading Policies and Procedures,” "Our Executive Officers," “Delinquent Section 16(a) Reports,” and “Transactions with Related Persons” appearing in our 2025 Proxy Statement. Such information is incorporated herein by reference.

Code of Ethics for Senior Executive Officers

We have adopted a Code of Ethics for Senior Executive Officers that applies to our President and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as others. The Code is embedded in our Code of Business Conduct and Ethics applicable to all employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.ptc.com. If we make any substantive amendments to, or grant any waiver from, including any implicit waiver, the Code of Ethics for Senior Executive Officers to or for our President and Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Changes to Shareholder Director Nomination Procedures

As described in Item 9B of this Annual Report, our By-Laws were amended and restated on November 14, 2024 to, among other things, revise the advance notice provisions of the By-Laws to expand the informational and other requirements for shareholder proponents and director nominees in connection with shareholder director nominations. Those provisions are set forth in Section 2.3 of the Amended and Restated By-Laws filed as Exhibit 3.2 to this Annual Report and incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to director and executive compensation may be found under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” and “Pay Ratio Disclosure” appearing in our 2025 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about our common stock ownership may be found under the heading “Information about PTC Common Stock Ownership” appearing in our 2025 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

as of September 30, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan(1)	2,061,934	—	6,064,590
2016 Employee Stock Purchase Plan(2)	—	—	2,036,133
Total	2,061,934	—	8,100,723
(1)
All of the shares issuable upon vesting are restricted stock units, which have no exercise price.
(2)
This amount represents the total number of shares remaining available under the 2016 Employee Stock Purchase Plan, of which 90,333 shares are subject to purchase during the current offering period.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2025 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Professional Services and Fees” in our 2025 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Boston, MA, PCAOB ID: 238)	F-1
	Consolidated Balance Sheets as of September 30, 2024 and 2023	F-4
	Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022	F-5
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023 and 2022	F-6
	Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022	F-7
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2024, 2023 and 2022	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15(a)1 above.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.

(b) Exhibits

We hereby file the exhibits listed in the attached Exhibit Index.

(c) Financial Statement Schedules

None.

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filing Date	Exhibit	SEC File No.

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.	X

4.1	Indenture, dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 3.625% senior unsecured notes due 2025		8-K	February 13, 2020	4.2	0-18059

4.3	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	November 18, 2019	4.4	0-18059

10.1*	2000 Equity Incentive Plan		8-K	February 21, 2023	10.1	0-18059

10.1-1*	Form of Restricted Stock Unit Certificate (Non-Employee Director)	X

10.1-2*	Form of Restricted Stock Unit Certificate (U.S.)		10-K	November 18, 2016	10.1.11	0-18059

10.1-3*	Form of Restricted Stock Unit Certificate (U.S. EVP)	X

10.1-4*	Form of Restricted Stock Unit Certificate (U.S. Section 16)	X

10.1-5*	Form of Restricted Stock Unit Certificate (U.S.)		10-K	November 20, 2023	10.1.12	0-18059

10.1-6*	Form of Restricted Stock Unit Certificate (U.S. Section 16 and U.S. EVP)		10-K	November 20, 2023	10.1.13	0-18059

10.1-8*	Form of Restricted Stock Unit Certificate (Non-U.S.)	X

10.1-9*	Form of Restricted Stock Unit Certificate (Israel)	X

10.2*	2016 Employee Stock Purchase Plan		8-K	February 21, 2023	10.2	0-18059

10.3-1*	Executive Agreement by and between the Company and James Heppelmann dated September 30, 2020		8-K	October 6, 2020	10.1	0-18059

10.3-2*	Amendment No. 1 to Executive Agreement by and between the Company and James Heppelmann dated February 16, 2023		8-K	February 21, 2023	10.3	0-18059

10.4-1*	Offer Letter dated July 24, 2023 by and between the Company and Neil Barua		8-K	July 26, 2023	10.1	0-18059

10.4-2*	Executive Agreement between the Company and Neil Barua dated July 24, 2023		8-K	July 26, 2023	10.2	0-18059

10.5*	Form of Executive Agreement dated November 16, 2023 by and between PTC Inc. and each of Kristian Talvitie, Catherine Kniker, and Aaron von Staats		10-K	November 20, 2023	10.5	0-18059

10.6*	Executive Agreement dated November 16, 2023 by and between Michael DiTullio and PTC Inc.		10-K	November 20, 2023	10.6	0-18059

10.10	Office Lease Agreement dated as of September 7, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC		8-K	September 7, 2017	10	0-18059

10.11	First Amendment to Lease dated as of October 5, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC		8-K	November 29, 2017	10.23	0-18059

10.16	Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein		8-K	January 3, 2023	4.4	0-18059

10.17	Amendment No. 1 dated October 1, 2024 to the Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein		8-K	October 7, 2024	10.1	0-18059

19.1	Trading in Company Securities Policy	X

19.2	Rule 10b5-1 Plan Policy	X

21.1	Subsidiaries of PTC Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	X

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a)	X

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

97.1	Executive Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101)

* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

** Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2024.

PTC Inc.
By:	/s/ NEIL BARUA
Neil Barua President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 14th day of November, 2024.

Signature	Title
(i) Principal Executive Officer:
/s/ NEIL BARUA	President and Chief Executive Officer
Neil Barua

(ii) Principal Financial Officer:
/s/ KRISTIAN TALVITIE	Executive Vice President and Chief Financial Officer
Kristian Talvitie

(iii) Principal Accounting Officer:
/s/ ALICE CHRISTENSON	Chief Accounting Officer
Alice Christenson

(iv) Board of Directors:
/s/ JANICE CHAFFIN	Chair of the Board
Janice Chaffin

/s/ NEIL BARUA	President and Chief Executive Officer
Neil Barua

/s/ MARK BENJAMIN	Director
Mark Benjamin

/s/ ROB BERNSHTEYN	Director
Rob Bernshteyn

/s/ AMAR HANSPAL	Director
Amar Hanspal

/s/ MICHAL KATZ	Director
Michal Katz

/s/ PAUL LACY	Director
Paul Lacy

/s/ CORINNA LATHAN	Director
Corinna Lathan

/s/ JANESH MOORJANI	Director
Janesh Moorjani

/s/ ROBERT SCHECHTER	Director
Robert Schechter

APPENDIX A

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PTC Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PTC Inc. and its subsidiaries (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Identification of Distinct Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company’s sources of revenue include: (1) subscriptions, (2) perpetual licenses, (3) support for perpetual licenses and (4) professional services. Revenue is derived from the licensing of computer software products, cloud-based offerings, and related support and professional services contracts. During the year ended September 30, 2024, the Company recognized revenue from contracts with customers of $2,298 million. The Company’s contracts with customers for subscriptions typically include commitments to transfer term-based, on-premises software licenses bundled with support and/or cloud services. On-premises software is determined to be a distinct performance obligation from support. As disclosed by management, significant judgment is used in determining the performance obligations related to these bundled products and services. The corresponding revenues are recognized as the related performance obligations are satisfied.

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

November 14, 2024

We have served as the Company’s auditor since 1992.

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$265,808	$288,103
Accounts receivable, net of allowance for doubtful accounts of $1,180 and $429 at September 30, 2024 and September 30, 2023, respectively	861,953	811,398
Prepaid expenses	102,931	96,016
Other current assets	68,013	81,849
Total current assets	1,298,705	1,277,366
Property and equipment, net	75,187	88,391
Goodwill	3,461,891	3,358,511
Acquired intangible assets, net	897,476	941,249
Deferred tax assets	159,404	123,319
Operating right-of-use lease assets	133,317	143,028
Other assets	357,562	356,978
Total assets	$6,383,542	$6,288,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,198	$43,480
Accrued expenses and other current liabilities	129,528	132,841
Accrued compensation and benefits	173,797	160,431
Accrued income taxes	39,978	14,919
Current portion of long-term debt	521,467	9,375
Deferred acquisition payments	—	620,040
Deferred revenue	754,039	665,362
Short-term lease obligations	24,186	24,737
Total current liabilities	1,667,193	1,671,185
Long-term debt	1,227,105	1,686,410
Deferred tax liabilities	32,216	29,508
Long-term deferred revenue	21,235	16,188
Long-term lease obligations	157,568	168,455
Other liabilities	63,827	39,806
Total liabilities	3,169,144	3,611,552
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 120,155 and 118,846 shares issued and outstanding at September 30, 2024 and September 30, 2023, respectively	1,202	1,188
Additional paid-in capital	1,965,307	1,820,905
Retained earnings	1,349,610	973,277
Accumulated other comprehensive loss	(101,721)	(118,080)
Total stockholders’ equity	3,214,398	2,677,290
Total liabilities and stockholders’ equity	$6,383,542	$6,288,842

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2024	2023	2022
Revenue:
License	$806,871	$747,022	$782,680
Support and cloud services	1,359,355	1,199,536	987,573
Total software revenue	2,166,226	1,946,558	1,770,253
Professional services	132,246	150,495	163,094
Total revenue	2,298,472	2,097,053	1,933,347
Cost of revenue:
Cost of license revenue	46,850	53,200	49,240
Cost of support and cloud services revenue	274,599	245,027	184,789
Total cost of software revenue	321,449	298,227	234,029
Cost of professional services revenue	123,367	142,779	151,951
Total cost of revenue	444,816	441,006	385,980
Gross margin	1,853,656	1,656,047	1,547,367
Operating expenses:
Sales and marketing	558,954	530,125	485,247
Research and development	433,047	394,370	338,822
General and administrative	232,377	233,516	204,732
Amortization of acquired intangible assets	42,018	40,022	34,970
Restructuring and other charges (credits), net	(802)	(460)	36,234
Total operating expenses	1,265,594	1,197,573	1,100,005
Operating income	588,062	458,474	447,362
Interest expense	(119,653)	(129,417)	(54,268)
Other income, net	553	3,509	4,004
Income before income taxes	468,962	332,566	397,098
Provision for income taxes	92,629	87,026	84,017
Net income	$376,333	$245,540	$313,081
Earnings per share—Basic	$3.14	$2.07	$2.67
Earnings per share—Diluted	$3.12	$2.06	$2.65
Weighted-average shares outstanding—Basic	119,679	118,341	117,194
Weighted-average shares outstanding—Diluted	120,742	119,334	118,233

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2024	2023	2022
Net income	$376,333	$245,540	$313,081
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $5.3 million, $2.5 million, and $(5.8) million in 2024, 2023, and 2022, respectively	(16,315)	(7,516)	17,556
Foreign currency translation adjustment, net of tax of $0 for each period	36,465	45,692	(92,768)
Change in pension benefit, net of tax of $1.7 million, $1.3 million, and $(7.1) million in 2024, 2023, and 2022, respectively	(3,791)	(2,798)	17,618
Other comprehensive income (loss)	16,359	35,378	(57,594)
Comprehensive income	$392,692	$280,918	$255,487

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$376,333	$245,540	$313,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,119	104,760	87,694
Amortization of right-of-use lease assets	33,288	32,402	34,346
Stock-based compensation	223,461	206,459	174,863
Loss on investment	—	—	31,854
Gain on divestiture of business	—	—	(29,808)
Other non-cash items, net	(1,625)	(4,065)	(4,560)
Provision (benefit) from deferred income taxes	(39,040)	16,676	42,963
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(34,629)	(98,607)	(165,006)
Accounts payable and accrued expenses	(24,368)	15,918	6,957
Accrued compensation and benefits	8,404	7,845	(6,645)
Deferred revenue	81,399	56,572	57,586
Accrued income taxes	65,006	4,639	(15,329)
Other current assets and prepaid expenses	(16,137)	6,974	(40,643)
Operating lease liabilities	(13,245)	(1,929)	(13,610)
Other noncurrent assets and liabilities	(16,982)	17,677	(38,417)
Net cash provided by operating activities	749,984	610,861	435,326
Cash flows from investing activities:
Additions to property and equipment	(14,378)	(23,814)	(19,496)
Acquisitions of businesses, net of cash acquired	(93,457)	(828,271)	(282,943)
Proceeds from sale of investments	—	349	46,906
Purchases of investments	—	(5,823)	—
Purchase of intangible assets	(3,990)	(800)	(6,451)
Settlement of net investment hedges	(13,078)	(7,602)	24,857
Divestitures of businesses and assets, net	—	(154)	32,518
Other investing activities	89	—	3,408
Net cash used in investing activities	(124,814)	(866,115)	(201,201)
Cash flows from financing activities:
Borrowings under credit facility	1,084,845	1,540,000	264,000
Repayments of borrowings under credit facility and acquired debt	(1,038,921)	(1,197,000)	(355,000)
Repurchases of common stock	—	—	(125,000)
Proceeds from issuance of common stock	25,674	21,652	21,207
Payments of withholding taxes in connection with stock-based awards	(102,001)	(82,448)	(68,991)
Payments of principal for financing leases	(82)	(536)	(297)
Credit facility origination costs	—	(13,355)	—
Payment of deferred acquisition consideration	(620,040)	—	—
Other financing activity	(200)	—	—
Net cash provided by (used in) financing activities	(650,725)	268,313	(264,081)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,223	2,851	(24,203)
Net change in cash, cash equivalents, and restricted cash	(22,332)	15,910	(54,159)
Cash, cash equivalents, and restricted cash, beginning of period	288,798	272,888	327,047
Cash, cash equivalents, and restricted cash, end of period	$266,466	$288,798	$272,888

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
Balance as of September 30, 2021	117,163	$1,172	$1,718,504	$414,656	$(95,864)	$2,038,468
Common stock issued for employee stock-based awards	1,737	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(597)	(6)	(68,985)	—	—	(68,991)
Common stock issued for employee stock purchase plan	215	2	21,205	—	—	21,207
Compensation expense from stock-based awards	—	—	174,863	—	—	174,863
Net income	—	—	—	313,081	—	313,081
Repurchases of common stock	(1,046)	(11)	(124,989)	—	—	(125,000)
Gain on net investment hedges, net of tax	—	—	—	—	17,556	17,556
Foreign currency translation adjustment	—	—	—	—	(92,768)	(92,768)
Change in defined benefit pension items, net of tax	—	—	—	—	17,618	17,618
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,798	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(620)	(7)	(82,761)	—	—	(82,768)
Common stock issued for employee stock purchase plan	196	2	21,650	—	—	21,652
Compensation expense from stock-based awards	—	—	161,454	—	—	161,454
Net income	—	—	—	245,540	—	245,540
Loss on net investment hedges, net of tax	—	—	—	—	(7,516)	(7,516)
Foreign currency translation adjustment	—	—	—	—	45,692	45,692
Change in defined benefit pension items, net of tax	—	—	—	—	(2,798)	(2,798)
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	1,733	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(612)	(6)	(101,918)	—	—	(101,924)
Common stock issued for employee stock purchase plan	188	2	25,672	—	—	25,674
Compensation expense from stock-based awards	—	—	220,666	—	—	220,666
Net income	—	—	—	376,333	—	376,333
Loss on net investment hedges, net of tax	—	—	—	—	(16,315)	(16,315)
Foreign currency translation adjustment	—	—	—	—	36,465	36,465
Change in defined benefit pension items, net of tax	—	—	—	—	(3,791)	(3,791)
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398

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

Our multi-year, non-cancellable subscription contracts provide customers with an annual right to exchange software within the subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that, for on-premises licenses, this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, in isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the variable consideration included in the transaction price is constrained to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of September 30, 2024 and 2023, the total liability was $26.0 million and $23.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Practical Expedients

We have elected certain practical expedients associated with our revenue recognition policy. We do not account for significant financing components if the period between revenue recognition and when the customer pays for the products or services is one year or less. Additionally, we recognize revenue equal to the amount we have a right to invoice when the amount corresponds directly with the value to the customer of our performance to date. Finally, revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Cash Equivalents

Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with original maturity periods of three months or less when purchased.

Equity Securities

In 2022, we sold shares of a common stock investment in Matterport for a total of $42.7 million. The aggregate realized gain from the original investment of $8.7 million was $34.0 million, including cumulative recognized gains prior to 2022, partially offset by a recognized loss of $34.8 million in 2022. The loss in 2022 was recognized in Other income, net in the Consolidated Statements of Operations. As of and subsequent to September 30, 2022, PTC held no shares in Matterport.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of many geographically diverse customers dispersed across many industries. No individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2024 or 2023 or more than 10% of our revenue for the years ended September 30, 2024, 2023 or 2022.

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

Derivatives

Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Eurozone countries, Japan, Sweden, Switzerland, China and India. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. Dollar value of anticipated transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts and options, to manage our exposure to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes. For a description of our non-designated hedge and net investment hedge activity see Note 16. Derivative Financial Instruments.

Non-Designated Hedges

We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately four months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gains or losses on the underlying foreign-denominated balance are generally offset by the losses or gains on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in Other income, net.

In 2023, we hedged our forecasted U.S. Dollar cash flows with foreign exchange options to reduce the risk that they would be adversely affected by changes in Euro or Japanese Yen exchange rates. We did not hold any foreign currency option contracts as of September 30, 2023 or 2024. We did not designate these foreign currency options as hedges for accounting purposes and changes in the fair value of these instruments were recognized immediately in earnings. Because we entered into options as an economic hedge, currency impacts on the Euro or Japanese Yen-denominated operations as compared to the forecasted plan rate may have been partially offset by gains on the options. Gains and losses on foreign exchange options were included in Other income, net.

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

Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These variable payments include insurance, taxes, index-based payment adjustments, and payments for maintenance and utilities.

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

Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Our research and development expenses consist principally of salaries and benefits, costs of computer software and equipment, and facility expenses. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No internal development costs for software to be sold externally were capitalized in 2024, 2023 or 2022. We purchased software of $4.1 million, $1.0 million, and $6.0 million in 2024, 2023, and 2022, respectively. Additionally, we acquired capitalized software through business combinations (for further detail, see Note 6. Acquisitions and Disposition of Businesses). These assets are included in Acquired intangible assets, net in the accompanying Consolidated Balance Sheets.

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

Segments

We operate as a single operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

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

Our annual goodwill impairment test is based on either a quantitative or qualitative assessment. A quantitative assessment compares the fair value of the reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its estimated fair value. We estimate the fair values of our reporting unit using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for the reporting unit. We estimate these amounts by evaluating historical trends; current budgets and operating plans; and industry data. A qualitative assessment is designed to determine whether we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value. A qualitative assessment includes a review of qualitative factors, including company-specific (financial performance and long-range plans), industry, and macroeconomic factors, and a consideration of the fair value of the reporting unit at the last valuation date.

During the third fiscal quarter of 2024, we completed our annual impairment test of goodwill, which was based on a qualitative assessment, and concluded that there was no impairment. Through September 30, 2024, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Long-lived assets primarily include property and equipment, right-of-use lease assets, and acquired intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over periods up to 16 years, customer lists are amortized over periods up to 20 years and trademarks are amortized over periods up to 15 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. There were no such events or changes in business circumstances in 2024. An impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset or asset group. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $15.0 million, $11.7 million and $8.6 million in 2024, 2023 and 2022, respectively, and are included in Sales and marketing expenses in the accompanying Consolidated Statements of Operations.

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within Provision for income taxes in the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income consists of Net income and Other comprehensive income (loss), which includes foreign currency translation adjustments, changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits, unrealized gains and losses on hedging instruments and unrealized gains and losses on marketable securities. We do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of Stockholders’ equity and comprised the following as of September 30, 2024: cumulative translation adjustment losses of $78.1 million, unrecognized actuarial losses related to pension benefits of $15.2 million ($10.5 million net of tax), and accumulated net losses from net investment hedges of $14.8 million ($13.1 million net of tax). As of September 30, 2023, Accumulated other comprehensive loss comprised the following: cumulative translation adjustment losses of $114.5 million, unrecognized actuarial losses related to pension benefits of $9.6 million ($6.7 million net of tax), and accumulated net gains from net investment hedges of $6.9 million ($3.1 million net of tax).

Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. Anti-dilutive shares excluded from the calculations of diluted EPS were immaterial in the years ended September 30, 2024, 2023, and 2022.

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Year ended September 30,
	2024	2023	2022
Net income	$376,333	$245,540	$313,081
Weighted average shares outstanding	119,679	118,341	117,194
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,063	993	1,039
Diluted weighted average shares outstanding	120,742	119,334	118,233
Earnings per share—Basic	$3.14	$2.07	$2.67
Earnings per share—Diluted	$3.12	$2.06	$2.65

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

Pending Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU will be effective for us in the second quarter of 2028, ending March 31, 2028. We are still evaluating the impact of this new guidance on our consolidated financial statements, but we expect the adoption to result in disclosure changes only.

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

3. Revenue from Contracts with Customers

Receivables, Contract Assets, and Contract Liabilities

(in thousands)	September 30,
	2024	2023
Short-term and long-term receivables	$1,062,052	$997,490
Contract asset	$14,410	$16,465
Deferred revenue	$775,274	$681,550

As of September 30, 2024, $14.4 million of our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in Other current assets. As of September 30, 2023, $16.1 million of our contract asset balance was included in Other current assets with the remainder included in Other assets.

Approximately $12.3 million of the September 30, 2023 contract asset balance was transferred to receivables during the year ended September 30, 2024 as a result of the right to payment becoming unconditional. Additions to contract asset of approximately $10.2 million primarily related to revenue recognized in the period, net of billings. There were no impairments of contract assets in the year ended September 30, 2024.

During the year ended September 30, 2024, we recognized $645.5 million of revenue that was included in deferred revenue as of September 30, 2023. There were additional deferrals of $738.2 million, primarily related to new billings. For subscription contracts, we generally invoice customers annually.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs (primarily commissions) are amortized proportionately related to revenue over 5 years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of September 30, 2024 and September 30, 2023, deferred costs of $42.5 million and $41.8 million, respectively, were included in Other current assets and $76.4 million and $78.7 million, respectively, were included in Other assets. Amortization expense related to costs to obtain a contract with a customer was $52.0 million, $53.4 million, and $50.9 million in the years ended September 30, 2024, 2023, and 2022, respectively. There were no substantial impairments of the contract cost asset in the years ended September 30, 2024 and 2023.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. As of September 30, 2024, the transaction price amounts include additional performance obligations of $775.3 million recorded in deferred revenue and $1,494.0 million that are not yet recorded in the Consolidated Balance Sheets. Of the total $2,269.3 million, we expect to recognize approximately 57% over the next 12 months, 25% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Year ended September 30,
	2024	2023	2022
Recurring revenue(1)	$2,134,030	$1,907,918	$1,736,188
Perpetual license	32,196	38,640	34,065
Professional services	132,246	150,495	163,094
Total revenue	$2,298,472	$2,097,053	$1,933,347
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Year ended September 30,
	2024	2023	2022
Product lifecycle management (PLM)	$1,459,078	$1,330,316	$1,137,016
Computer-aided design (CAD)	839,394	766,737	796,331
Total revenue	$2,298,472	$2,097,053	$1,933,347

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our international sales subsidiaries throughout Europe and the Asia Pacific region. Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Year ended September 30,
	2024	2023	2022
Americas(1)	$1,087,929	$1,023,273	$895,095
Europe(2)	859,387	753,796	714,216
Asia Pacific	351,156	319,984	324,036
Total revenue	$2,298,472	$2,097,053	$1,933,347

(1)
Includes revenue in the United States totaling $1,057.3 million, $993.8 million, and $864.7 million for 2024, 2023 and 2022, respectively.
(2)
Includes revenue in Germany totaling $330.5 million, $292.0 million, and $318.5 million for 2024, 2023 and 2022, respectively.

4. Restructuring and Other Charges (Credits), Net

Restructuring and other charges (credits), net includes restructuring charges (credits) and impairment and accretion expense charges related to the lease assets of exited facilities.

Restructuring and other charges (credits), net and related payments were immaterial in 2024 and 2023 and the balances of restructuring accruals were immaterial as of September 30, 2024 and 2023.

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

5. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30,
	2024	2023
Computer hardware and software	$262,085	$304,045
Furniture and fixtures	20,177	20,042
Leasehold improvements	79,802	77,703
Gross property and equipment	362,064	401,790
Accumulated depreciation and amortization	(286,877)	(313,399)
Net property and equipment	$75,187	$88,391

Depreciation expense was $27.6 million, $29.0 million and $27.1 million in 2024, 2023 and 2022, respectively.

Property and equipment additions which were accrued and unpaid as of September 30, 2024, 2023, and 2022 were $0.6 million, $1.8 million, and $6.8 million, respectively.

Our material long-lived assets primarily reside in the United States in 2024, 2023 and 2022.

6. Acquisitions and Disposition of Businesses

Acquisition and transaction-related costs were $3.1 million, $18.7 million and $13.2 million in 2024, 2023 and 2022, respectively. Acquisition and transaction-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). Other transactional charges include third-party costs related to structuring unusual transactions, such as the divestiture of a portion of our business. These costs are classified in General and administrative expenses in the accompanying Consolidated Statements of Operations.

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

The following table sets forth the purchase price allocation for ServiceMax. The purchase price allocation includes the finalization of measurement period adjustments related to intangibles and deferred tax liabilities that resulted in a $3.5 million increase in customer relationships, a $3.2 million increase in net tax liability, and a $0.3 million decrease in goodwill compared to the balances reported as of March 31, 2023. We also recorded a liability of $620.0 million related to the fair value of the $650.0 million deferred purchase price payment.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for PTC and ServiceMax for the pro forma years ended September 30, 2023 and 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. Since the acquisition took place in fiscal 2023, the unaudited pro forma financial information was prepared as though ServiceMax was acquired at the beginning of fiscal 2022. The unaudited pro forma financial information for all periods presented includes adjustments to reflect certain business combination effects, including: amortization of acquired intangible assets, including the elimination of related ServiceMax expenses; acquisition-related costs incurred by both parties; reversal of certain costs incurred by ServiceMax which would not have been incurred had the acquisition occurred at the beginning of fiscal 2022; interest expense under the new combined capital structure; stock-based compensation charges; and the related tax effects as though ServiceMax was acquired as of the beginning of fiscal 2022.

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

7. Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	September 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,461,891			$3,358,511
Intangible assets with finite lives (amortized)(1):
Purchased software	$634,439	$436,471	$197,968	$615,915	$395,109	$220,806
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,141,086	457,718	683,368	1,116,117	413,125	702,992
Trademarks and trade names	37,961	21,821	16,140	36,851	19,400	17,451
Other	3,941	3,941	—	3,867	3,867	—
	$1,840,304	$942,828	$897,476	$1,795,627	$854,378	$941,249
Total goodwill and acquired intangible assets			$4,359,367			$4,299,760

(1)
The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 11 years, 17 years, and 11 years, respectively. The weighted-average useful life for all intangible assets in total is 15 years.

The changes in the carrying amounts of Goodwill from September 30, 2023 to September 30, 2024 are due to the impact of acquisitions and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Changes in Goodwill were as follows:

(in thousands)
Balance, September 30, 2022	$2,353,654
ServiceMax acquisition	974,850
Foreign currency translation adjustments	30,007
Balance, September 30, 2023	$3,358,511
pure-systems acquisition	77,118
Foreign currency translation adjustments	26,262
Balance, September 30, 2024	$3,461,891

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2024, 2023 and 2022 was reflected in our Consolidated Statements of Operations as follows:

(in thousands)	Year ended September 30,
	2024	2023	2022
Amortization of acquired intangible assets	$42,018	$40,022	$34,970
Cost of revenue	38,495	35,694	25,578
Total amortization expense	$80,513	$75,716	$60,548

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2024 is $78.7 million for 2025, $78.8 million for 2026, $78.9 million for 2027, $76.1 million for 2028, $73.0 million for 2029 and $512.0 million thereafter.

8. Income Taxes

Our Income (loss) before income taxes consisted of the following:

(in thousands)	Year ended September 30,
	2024	2023	2022
Domestic	$43,504	$(49,193)	$97,460
Foreign	425,458	381,759	299,638
Total income before income taxes	$468,962	$332,566	$397,098

Our Provision for income taxes consisted of the following:

(in thousands)	Year ended September 30,
	2024	2023	2022
Current:
Federal	$44,642	$7,311	$767
State	25,359	10,020	6,675
Foreign	61,668	53,019	33,612
	131,669	70,350	41,054
Deferred:
Federal	(60,378)	(11,821)	25,730
State	(7,387)	(10,028)	(3,177)
Foreign	28,725	38,525	20,410
	(39,040)	16,676	42,963
Provision for income taxes	$92,629	$87,026	$84,017

Taxes computed at the statutory federal income tax rates are reconciled to the Provision for income taxes as follows:

(in thousands)	Year ended September 30,
	2024		2023		2022
Statutory federal income tax rate	$98,482	21%	$69,839	21%	$83,391	21%
State income taxes, net of federal tax benefit	4,631	1%	577	0%	6,518	2%
Federal research and development credits	(11,203)	(2)%	(7,751)	(2)%	(7,477)	(2)%
Uncertain tax positions	7,268	2%	23,302	7%	2,418	1%
Foreign tax credit	(30,119)	(7)%	(11,415)	(3)%	(9,078)	(2)%
Foreign rate differences	(15,368)	(3)%	(20,829)	(6)%	(8,982)	(2)%
Foreign tax on U.S. provision	15,120	3%	11,415	3%	9,078	2%
Excess tax benefits from restricted stock	(9,225)	(2)%	(6,963)	(2)%	(8,278)	(2)%
U.S. permanent items	2,711	0%	5,341	2%	3,453	—
Non-deductible compensation	10,157	2%	8,344	3%	11,851	3%
Base Erosion Anti-Abuse Tax (BEAT)	3,264	1%	—	—	—	—
GILTI, net of foreign tax credits	31,388	7%	17,861	5%	2,705	1%
Foreign-Derived Intangible Income (FDII)	(15,148)	(3)%	(8,987)	(3)%	(6,848)	(2)%
Non-deductible imputed interest	—	—	6,292	2%	—	—
Sale of a portion of the PLM services business	—	—	—	—	6,844	2%
Other, net	671	0%	—	(1)%	(1,578)	(1)%
Provision for income taxes	$92,629	20%	$87,026	26%	$84,017	21%

In 2024, 2023, and 2022, our effective tax rate is impacted by our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2024, 2023, and 2022, the foreign rate differential predominantly relates to these earnings. In addition to the foreign rate differential, our tax rate differed from the U.S. statutory federal income tax due to the net effects of the Global Intangible Low-Taxed Income (GILTI) and Foreign Derived Intangible Income (FDII) regimes (together referred to as U.S. Tax reform), and the excess tax benefit related to stock-based compensation.

In 2024, the rate was impacted by a U.S. Tax Court ruling in Varian Medical Systems, Inc. v. Commissioner, issued on August 26, 2024. The ruling related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Act (our fiscal 2018). As a result, we recorded a $14.4 million benefit for additional foreign tax credits that have become available to us. Additionally, our rate included a net benefit of $4.4 million for the effects of IRS procedural guidance requiring consent for previously automatic changes of accounting method. The IRS procedural guidance change significantly increased our estimated taxable income in the year ended September 30, 2024, resulting in an increase to the estimated tax benefit for the deductions associated with Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income. The benefit from this IRS procedural guidance change will reverse in a future fiscal period if we receive IRS consent for a change in the treatment of these deductions. These benefits were offset by a tax expense of $4.6 million related to a tax reserve in a foreign jurisdiction.

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

At September 30, 2024 and 2023, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $75.3 million ($40.0 million in Accrued income taxes, $6.2 million in Accrued expenses and other current liabilities and $29.1 million in Other liabilities) and $30.4 million ($14.9 million in Accrued income taxes, $4.8 million in Accrued expenses and other current liabilities and $10.7 million in Other liabilities), respectively. At September 30, 2024 and 2023, prepaid taxes recorded in Prepaid expenses on the accompanying Consolidated Balance Sheets were $14.0 million and $22.7 million, respectively. We made net income tax payments of $68.6 million, $65.9 million and $55.0 million in 2024, 2023 and 2022, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

(in thousands)	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$14,141	$22,272
Foreign tax credits	2,028	3,750
Capitalized research and development	136,001	83,748
Pension benefits	7,629	5,327
Prepaid expenses	18,551	15,040
Deferred revenue	2,607	5,902
Stock-based compensation	22,231	19,684
Other reserves not currently deductible	34,422	19,604
Amortization of intangible assets	60,527	90,888
Research and development and other tax credits	25,706	64,618
Lease liabilities	46,460	50,102
Fixed assets	106,741	83,796
Capital loss carryforward	3,875	3,700
Other	3,528	2,279
Gross deferred tax assets	484,447	470,710
Valuation allowance	(21,755)	(21,695)
Total deferred tax assets	462,692	449,015
Deferred tax liabilities:
Acquired intangible assets not deductible	(257,731)	(263,178)
Lease assets	(34,160)	(37,332)
Pension prepayments	(3,283)	(1,808)
Deferred revenue	(1,243)	(17,400)
Depreciation	(4,683)	(5,779)
Deferred income	(11,636)	(8,656)
Prepaid commissions	(13,738)	(13,757)
Other	(9,030)	(7,294)
Total deferred tax liabilities	(335,504)	(355,204)
Net deferred tax assets	$127,188	$93,811

We reassess our valuation allowance requirements each financial reporting period. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets.

For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2024, we had U.S. federal tax effected NOL carryforwards from acquisitions of $0.8 million which expire in 2025 to 2034. The use of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. Additionally, we have state NOL carryforwards, net of federal benefit, of $6.9 million, with various expiration dates beginning in 2027, a number of which never expire.

As of September 30, 2024, we had federal R&D credit carryforwards of $4.6 million, which expire beginning in 2026 and ending in 2044, and Massachusetts R&D credit carryforwards of $29.2 million, which expire beginning in 2025 and ending in 2039. We also had foreign tax credits of $2.0 million, which expire beginning in 2032 and ending in 2034.

We also have tax effected NOL carryforwards in non-U.S. jurisdictions totaling $6.9 million, the majority of which do not expire, and non-U.S. tax credit carryforwards of $2.2 million that expire beginning in 2031 and ending in 2042. Additionally, we have tax effected amortization carryforwards of $66.1 million in a foreign jurisdiction. There are limitations imposed on the use of such attributes that could restrict the recognition of any tax benefits.

As of September 30, 2024, we have a valuation allowance of $17.4 million against net deferred tax assets in the United States and a valuation allowance of $4.4 million against net deferred tax assets in certain foreign jurisdictions. The $17.4 million U.S. valuation allowance relates to Massachusetts tax credit carryforwards which we do not expect to realize a benefit from prior to expiration. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our capital loss carryforwards, the majority of which do not expire. However, there are limitations imposed on the utilization of such capital losses that could restrict the recognition of any tax benefits.

The changes to the valuation allowance were primarily due to the following:

(in thousands)	Year ended September 30,
	2024	2023	2022
Valuation allowance, beginning of year	$21,695	$22,283	$52,085
Net increase (decrease) in deferred tax assets with a full valuation allowance(1)	60	(588)	(29,802)
Valuation allowance, end of year	$21,755	$21,695	$22,283

(1)
In 2022, this change included the loss of foreign attributes upon liquidation of a foreign subsidiary.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2024, 2023 and 2022 we recorded interest expense of $3.3 million, $0.5 million and $0.2 million, respectively. In 2024, 2023 and 2022 we had no penalty expenses in our income tax provision. As of September 30, 2024 and 2023, we had accrued $3.1 million and $1.4 million of net estimated interest expense, respectively. We had no accrued tax penalties as of September 30, 2024, 2023 or 2022.

	Year ended September 30,
Unrecognized tax benefits (in thousands)	2024	2023	2022
Unrecognized tax benefit, beginning of year	$50,742	$23,923	$21,166
Tax positions related to current year:
Additions	7,570	7,075	3,144
Tax positions related to prior years:
Additions	10,705	20,855	785
Reductions	(452)	—	(1,172)
Settlements	(3,530)	—	—
Statute expirations	—	(1,111)	—
Unrecognized tax benefit, end of year	$65,035	$50,742	$23,923

If all of our unrecognized tax benefits as of September 30, 2024 were to become recognizable in the future, we would record a benefit to the income tax provision of $65.0 million (which would be partially offset by an increase in the U.S. valuation allowance of $6.2 million). Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $27.0 million as audits close and statutes of limitations expire.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions, including Germany, Ireland, and Italy. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. As of September 30, 2024, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2021 through 2024
Germany	2015 through 2024
France	2023 through 2024
Japan	2019 through 2024
Ireland	2019 through 2024

Additionally, net operating loss and tax credit carryforwards from certain earlier periods in these jurisdictions may be subject to examination to the extent they are used in later periods.

We incurred expenses related to stock-based compensation in 2024, 2023 and 2022 of $223.5 million, $206.5 million and $174.9 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation totaled $27.5 million, $33.4 million and $27.1 million in 2024, 2023 and 2022, respectively. Upon vesting of the stock-based awards, the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is recorded to the tax provision. In 2024, 2023 and 2022, net windfall tax benefits of $10.2 million, $7.8 million and $5.2 million were recorded to the tax provision.

Prior to the passage of the U.S. Tax Cuts and Jobs Act in December of 2017 (the Tax Act), we asserted that substantially all of the undistributed earnings of our foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to U.S. federal taxation via a one-time transition tax, and there is therefore no longer a material cumulative basis difference associated with the undistributed earnings. We maintain our assertion of our intention to permanently reinvest these earnings outside the United States unless repatriation can be done substantially tax-free, with the exception of our Taiwan subsidiary. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The amount of unrecognized deferred tax liability on the undistributed earnings would not be material.

9. Debt

As of September 30, 2024 and 2023, we had the following short- and long-term debt obligations:

(in thousands)	September 30,
	2024	2023
4.000% Senior Notes due 2028	$500,000	$500,000
3.625% Senior Notes due 2025	500,000	500,000
Credit facility revolver line(1)(2)	262,000	202,000
Credit facility term loan(1)(2)	490,625	500,000
Total debt	1,752,625	1,702,000
Unamortized debt issuance costs for the Senior Notes(3)	(4,053)	(6,215)
Total debt, net of issuance costs(4)	$1,748,572	$1,695,785

(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $5.2 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2024 and $2.3 million included in Other current assets and $7.5 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2023.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments remaining of $21.9 million in 2025, $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
Of the unamortized debt issuance costs for the Senior Notes, $0.4 million was included in Current portion of long-term debt and $3.6 million was included in Long-term debt on the Consolidated Balance Sheet as of September 30, 2024. As of September 30, 2023, all unamortized debt issuance costs for the Senior Notes were included in Long-term debt on the Consolidated Balance Sheets.
(4)
As of September 30, 2024, $521.5 million of debt was classified as short term, including $499.6 million associated with the 2025 Senior Notes and related debt issuance costs and $21.9 million associated with the credit facility term loan. As of September 30, 2023, $9.4 million of debt associated with the credit facility term loan was classified as short term with the remaining balance classified as long term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in February 2025 (the 2025 notes).

As of September 30, 2024, the total estimated fair value of the 2028 and 2025 notes was approximately $485.7 million and $497.7 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our Senior Notes as of September 30, 2024.

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

Credit Agreement

In January 2023, we entered into an amended and restated credit agreement for a new secured multi-currency bank credit facility with a syndicate of banks. Pursuant to the agreement, all revolving commitments under the prior credit agreement were replaced with the revolving commitments under the new credit facility. The new credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of September 30, 2024, unused commitments under our credit facility were approximately $988.0 million and amounts available for borrowing were $972.1 million.

As of September 30, 2024, the fair value of our credit facility approximates its book value.

PTC Inc. and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors and secured, subject to exceptions, by a first priority perfected security interest in substantially all existing and after-acquired personal property owned by PTC Inc. and its material domestic subsidiaries (except for certain indirect material domestic subsidiaries). As of September 30, 2024, $83.0 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the base rate (for USD borrowings, either the adjusted Daily Simple RFR or adjusted Term SOFR) and period selected by us. The spread over the base rate depends on our total leverage ratio. As of September 30, 2024, the annual rate for borrowings outstanding was 6.9%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

The credit facility limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC Inc. and its material domestic subsidiaries may not invest cash or property in, or loan amounts to, PTC Inc.’s foreign subsidiaries in aggregate amounts exceeding $100 million for purposes other than acquisitions of businesses. The credit facility also requires that we maintain certain financial ratios. As of September 30, 2024, we were in compliance with all financial and operating covenants of the credit facility.

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

Interest

In 2024, 2023 and 2022, we incurred interest expense of $119.7 million, $129.4 million, and $54.3 million, respectively, and paid $137.0 million, $89.8 million and $48.5 million, respectively, of interest on our debt. Interest expense in the year ended 2023 includes $30.0 million of interest imputed on the $650.0 million deferred acquisition payment related to the ServiceMax acquisition. The average interest rate on borrowings outstanding during 2024, 2023 and 2022 was approximately 5.4%, 4.9% and 3.4%, respectively.

10. Commitments and Contingencies

As of September 30, 2024 and 2023, we had letters of credit and bank guarantees outstanding of $15.6 million (of which $0.6 million was collateralized) and $13.1 million (of which $0.5 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

We are subject to legal proceedings and claims against us in the ordinary course of business. As of September 30, 2024, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. We use cash from operations and borrowings under our credit facility to make such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

We did not repurchase any shares in 2024 or 2023. In 2022, we repurchased 1.05 million shares for $125 million.

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

The following table shows total stock-based compensation expense recorded in our Consolidated Statements of Operations:

(in thousands)	Year ended September 30,
	2024	2023	2022
Cost of license revenue	$133	$145	$272
Cost of support and cloud services revenue	14,479	12,801	11,022
Cost of professional services revenue	6,827	7,928	11,481
Sales and marketing	68,541	56,394	49,467
Research and development	60,266	58,931	41,944
General and administrative	73,215	70,260	60,677
Total stock-based compensation expense	$223,461	$206,459	$174,863

Stock-based compensation expense in 2024, 2023 and 2022 includes $6.8 million, $6.8 million, and $6.4 million respectively, related to our ESPP.

2000 Equity Incentive Plan Accounting and Stock-Based Compensation Expense

The fair value of RSUs granted in 2024, 2023 and 2022 was based on the fair market value of our stock on the date of grant for service- and certain performance- based RSUs and based on a Monte Carlo simulation model for relative total shareholder return (rTSR) performance RSUs. The weighted average fair value per share of RSUs granted in 2024, 2023 and 2022 was $164.73, $130.64 and $114.31, respectively.

We account for forfeitures as they occur, rather than estimate expected forfeitures.

As of September 30, 2024, total unrecognized compensation cost related to unvested RSUs expected to vest was approximately $190.3 million and the weighted average remaining recognition period for unvested RSUs was 17 months. As of September 30, 2024, the weighted average remaining vesting term for outstanding awards is 1.0 years.

As of September 30, 2024, 6.1 million shares of common stock were available for grant under the equity incentive plan and 2.1 million shares of common stock were reserved for issuance upon vesting of RSUs granted and outstanding.

The following table sets forth the restricted stock unit activity for the year ended September 30, 2024.

(in thousands, except grant date fair value data)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance of outstanding RSUs at October 1, 2023	2,581	$122.82
Granted(1)	1,332	$164.73
Vested	(1,731)	$124.29
Forfeited or not earned	(118)	$133.15
Balance of outstanding RSUs at September 30, 2024	2,064	$147.92	$372,884
(1)
RSUs granted include 11 shares from prior period rTSR awards that were earned upon achievement of the performance criteria and vested in November 2023 and 42 shares from prior period performance-based awards that were earned upon achievement of the performance criteria and vested in November 2023.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Year ended September 30, 2024
Performance-based RSUs(1)	97
Service-based RSUs(2)	1,103
Relative Total Shareholder Return RSUs(3)	79
(1)
The performance-based RSUs are primarily made up of RSUs granted to our executives and are eligible to vest based upon annual performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2024, November 15, 2025, and November 15, 2026, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned.
(2)
The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.
(3)
The rTSR RSUs were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of the measurement period ending on September 30, 2026. The RSUs earned will vest on November 15, 2026. Up to a maximum of two times the number of rTSR RSUs eligible to be earned for the period may vest. If the stock price as of the beginning of the period is below the stock price at the end of the period, a maximum of 100% of the rTSR RSUs may vest.

The weighted-average fair value of the rTSR RSUs was $209.16 per target RSU on the grant date. The fair value of the rTSR RSUs was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the historical volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s rTSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.

The significant assumptions used in the Monte Carlo simulation model were as follows:

	2024	2023	2022
Average volatility of peer group	49.30%	41.54%	34.67%
Risk-free interest rate	4.65%	4.12%	0.81%
Dividend yield	—%	—%	—%
Expected term (in years)	2.87	2.87	2.87

The value of stock issued for vested RSUs is as follows:

(in thousands)	Year ended September 30,
	2024	2023	2022
Stock issued for vested RSUs	$289,333	$240,066	$199,738

In 2024, shares issued upon vesting of restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $101.9 million. In 2023, shares issued upon vesting of restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $82.8 million. In 2022, shares issued upon vesting of restricted stock and restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $69.0 million.

As of September 30, 2024 and September 30, 2023, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $47.7 million and $44.9 million, respectively.

13. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 3% of the employee’s earnings. Our matching contributions vest immediately. We made matching contributions of $9.2 million, $8.6 million and $7.8 million in 2024, 2023 and 2022, respectively.

14. Pension Plans

We maintain several international defined benefit pension plans primarily covering certain employees of Computervision, which we acquired in 1998, and CoCreate, which we acquired in 2008, and covering employees in Japan. Benefits are based upon length of service and average compensation with vesting after one to five years of service. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below. The vested benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled to but based on the employee's expected date of separation or retirement. Effective in 1998, benefits under one of the international plans were frozen indefinitely.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	2024	2023	2022
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	3.3%	4.2%	3.7%
Rate of increase in future compensation	3.0%	3.0%	3.6%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	4.2%	3.7%	1.0%
Rate of increase in future compensation	3.0%	3.6%	2.8%
Rate of return on plan assets	4.8%	4.8%	5.0%

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

The weighted long-term rate of return assumption, together with the assumptions used to determine the benefit obligations as of September 30, 2024 in the table above, will be used to determine our 2025 net periodic pension income, which we expect to be approximately $0.3 million.

As of September 30, 2024, the weighted average interest credit rate used in our two cash balance pension plans is 4.3%.

All non-service net periodic pension costs are presented in Other income, net on the Consolidated Statement of Operations. The actuarially computed components of net periodic pension cost recognized in our Consolidated Statements of Operations for each year are shown below:

(in thousands)	Year ended September 30,
	2024	2023	2022
Interest cost of projected benefit obligation	$2,368	$2,126	$550
Service cost	674	690	1,016
Expected return on plan assets	(3,361)	(3,541)	(3,712)
Amortization of prior service cost	—	—	(4)
Recognized actuarial loss	398	241	1,425
Settlement gain	(19)	—	(82)
Net periodic pension (benefit) cost	$60	$(484)	$(807)

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets:

(in thousands)	Year ended September 30,
	2024	2023
Change in benefit obligation:
Projected benefit obligation, beginning of year	$60,433	$58,129
Service cost	674	690
Interest cost	2,368	2,126
Actuarial loss (gain)	7,128	(1,589)
Foreign exchange impact	3,319	3,714
Participant contributions	100	96
Benefits paid	(3,162)	(2,968)
Plan amendments	—	235
Settlements	(618)	—
Projected benefit obligation, end of year	$70,242	$60,433
Change in plan assets and funded status:
Plan assets at fair value, beginning of year	$68,875	$67,581
Actual return (loss) on plan assets	5,120	(1,919)
Employer contributions	3,697	1,343
Participant contributions	100	96
Foreign exchange impact	3,745	4,593
Settlements	(618)	—
Benefits paid	(3,162)	(2,968)
Plan amendments	—	149
Plan assets at fair value, end of year	77,757	68,875
Projected benefit obligation, end of year	70,242	60,433
Underfunded status	$(12,438)	$(10,693)
Overfunded status	$19,953	$19,135
Accumulated benefit obligation, end of year	$69,580	$59,602
Amounts recognized in the balance sheet:
Non-current asset	$19,953	$19,135
Non-current liability	$(12,083)	$(10,419)
Current liability	$(355)	$(274)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$15,230	$9,573

As of September 30, 2024 and 2023, two of our pension plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. Three international plans were overfunded.

The following table shows the change in Accumulated other comprehensive loss:

(in thousands)	Year ended September 30,
	2024	2023
Accumulated other comprehensive loss, beginning of year	$9,573	$5,408
Recognized during year - net actuarial losses	(398)	(241)
Occurring during year - settlement gain	19	—
Occurring during year - net actuarial losses (gains)	5,369	3,871
Plan amendments	—	91
Foreign exchange impact	667	444
Accumulated other comprehensive loss, end of year	$15,230	$9,573

In 2024, our actuarial losses were impacted by the decrease in discount rate from 4.2% in 2023 to 3.3% in 2024. In 2023, our actuarial losses were impacted by volatility in capital markets and the impact of rising interest rates.

The following table shows the percentage of total plan assets for each major category of plan assets:

	September 30,
Asset category	2024	2023
Equity securities	12%	31%
Fixed income securities	62%	42%
Commodities	6%	7%
Insurance company funds	9%	10%
Options	0%	0%
Cash	11%	10%
	100%	100%

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

In 2024, 2023 and 2022, our actual return (loss) on plan assets was $5.1 million, $(1.9) million and $2.3 million, respectively.

Based on actuarial valuations and additional voluntary contributions, we contributed $3.7 million, $1.3 million and $3.0 million in 2024, 2023 and 2022, respectively, to the plans. In 2025, we expect to contribute $0.6 million to the plans and to directly pay $3.3 million in benefits.

As of September 30, 2024, benefit payments expected to be paid over the next ten years are as follows:

(in thousands)	Future Benefit Payments
2025	$4,344
2026	4,151
2027	4,812
2028	4,913
2029	4,947
2030 to 2034	25,551

Fair Value of Plan Assets

The international plan assets are comprised primarily of investments in a trust and an insurance company. The underlying investments in the trust are primarily governmental fixed income securities and equities in funds and exchange-traded funds (ETFs). They are classified as Level 1 because the underlying units of the trust are traded in open public markets. The fair value of the underlying investments in equity securities and fixed income are based upon publicly-traded exchange prices.

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government	$48,146	$—	$—	$48,146
Equities in funds	9,550	—	—	9,550
Commodities	4,309	—	—	4,309
Insurance company funds(1)	—	7,385	—	7,385
Cash	8,277	—	—	8,277
Options	90	—	—	90
Total plan assets	$70,372	$7,385	$—	$77,757

(in thousands)	September 30, 2023
	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government	$27,322	$—	$—	$27,322
Corporate investment grade	1,632	—	—	1,632
Large capitalization stocks	20,864	—	—	20,864
Commodities	4,977	—	—	4,977
Insurance company funds(1)	—	7,102	—	7,102
Cash	6,978	—	—	6,978
Total plan assets	$61,773	$7,102	$—	$68,875

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and 2023 were as follows:

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$48,509	$—	$—	$48,509
Forward contracts	—	1,202	—	1,202
	$48,509	$1,202	$—	$49,711
Financial liabilities:
Forward contracts	—	4,166	—	4,166
	$—	$4,166	$—	$4,166

(in thousands)	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$72,754	$—	$—	$72,754
Convertible note	—	—	2,000	2,000
Forward contracts	—	7,340	—	7,340
	$72,754	$7,340	$2,000	$82,094
Financial liabilities:
Forward contracts	—	3,158	—	3,158
	$—	$3,158	$—	$3,158

(1)
Money market funds and time deposits.

Level 3 Investments

Convertible Note

In the fourth quarter of 2021, we invested $2.0 million in a non-marketable convertible note. This debt security was classified as available-for-sale and included in Other assets on the Consolidated Balance Sheet. During the twelve months ended September 30, 2024, we recorded a $2.0 million impairment loss related to this Level 3 investment. The impairment loss is included in Other income, net on the Consolidated Statements of Operations.

16. Derivative Financial Instruments

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	September 30,
	2024	2023	2024	2023
Derivative assets:(1)
Forward contracts	$181	$3,770	$1,021	$3,570
Derivative liabilities:(2)
Forward contracts	$630	$—	$3,536	$3,158
(1)
As of September 30, 2024 and 2023, current derivative assets are recorded in Other current assets on the Consolidated Balance Sheets.
(2)
As of September 30, 2024 and 2023, current derivative liabilities are recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Non-Designated Hedges

As of September 30, 2024 and 2023, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2024	2023
Euro / U.S. Dollar	$781,398	$383,227
British Pound / U.S. Dollar	24,810	6,058
Israeli Shekel / U.S. Dollar	12,535	11,852
Japanese Yen / U.S. Dollar	42,340	4,770
Swiss Franc / U.S. Dollar	74,939	32,766
Swedish Krona / U.S. Dollar	48,596	35,085
Chinese Renminbi / U.S. Dollar	32,124	16,660
New Taiwan Dollar / U.S. Dollar	16,368	11,855
All other	25,368	21,363
Total	$1,058,478	$523,636

The following table shows the effect of our non-designated hedges, including forward contracts and options, on the Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022:

(in thousands)		Year ended September 30,
	Location of Gain (Loss)	2024	2023	2022
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income, net	$(6,238)	$(11,757)	$14,603

In 2024, 2023 and 2022, foreign currency losses, net were $1.8 million, $2.1 million and $0.9 million, respectively.

Net Investment Hedges

As of September 30, 2024 and 2023, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2024	2023
Euro / U.S. Dollar	$462,894	$337,923
Japanese Yen / U.S. Dollar	10,739	10,285
Total	$473,633	$348,208

The following table shows the effect of our derivative instruments designated as net investment hedges on the Consolidated Statements of Operations for the years ended September 30, 2024, 2023, and 2022:

(in thousands)		Year ended September 30,
	Location of Gain (Loss)	2024	2023	2022
Gain (loss) recognized in OCI	OCI	$(21,643)	$(10,033)	$23,379
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—
Gain recognized, excluded portion	Other income, net	$4,346	$4,241	$1,797

As of September 30, 2024, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of September 30, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of September 30, 2024	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward Contracts	$1,202	$—	$1,202	$(1,202)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of September 30, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of September 30, 2024	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward Contracts	$4,166	$—	$4,166	$(1,202)	$—	$2,964

17. Leases

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts. The lease is for approximately 250,000 square feet and runs through June 30, 2037. We subleased a portion of the leased space through January 31, 2024. Base rent for the first year of the lease was $11.0 million and increases by $1 per square foot per year thereafter ($0.3 million per year). Base rent first became payable on July 1, 2020. In addition to the base rent, we are required to pay our pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Annual Additional Rent is estimated to be approximately $8.0 million.

The components of lease cost reflected in the Consolidated Statements of Operations for the years ended September 30, 2024, 2023, and 2022 were as follows:

(in thousands)	Year ended September 30,
	2024	2023	2022
Operating lease cost	$33,288	$32,402	$34,346
Short-term lease cost	3,691	5,411	2,653
Variable lease cost	9,919	10,945	10,095
Sublease income	(1,436)	(4,749)	(4,600)
Total lease cost	$45,462	$44,009	$42,494

Supplemental cash flow information for the years ended September 30, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,498	$36,038	$38,709
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$11,079	$28,257	$15,431

(1)
In the year ended September 30, 2023, operating lease additions included $4.0 million related to the ServiceMax acquisition.

Supplemental balance sheet information related to the leases as of September 30, 2024 and 2023 was as follows:

	2024	2023
Weighted-average remaining lease term - operating leases	10.3 years	10.9 years
Weighted-average discount rate - operating leases	5.4%	5.2%

Maturities of lease liabilities as of September 30, 2024 are as follows:

(in thousands)	Operating Leases
2025	$32,256
2026	26,850
2027	21,917
2028	19,475
2029	17,518
Thereafter	120,895
Total future lease payments	238,911
Less: imputed interest	(57,157)
Total lease liability	$181,754

18. Subsequent Events

On October 1, 2024, we entered into an amendment to our credit agreement. Prior to the amendment, if our outstanding 2025 Senior Notes had not been refinanced to mature on or after April 3, 2028 or redeemed by November 16, 2024, all amounts outstanding under the credit facility would become due and payable on November 16, 2024. After the amendment, the amount outstanding under the credit facility will not become due and payable on November 16, 2024 if on that date our total cash and cash equivalent investments, readily-marketable securities, and available revolving commitments under the credit agreement are greater than or equal to $600 million.