Form 10-Q
period 2024-12-31
PTC INC.
filed 2025-02-06
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

There were 120,323,542 shares of our common stock outstanding on February 4, 2025.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2024

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$196,338	$265,808
Accounts receivable, net of allowance for doubtful accounts of $1,332 and $1,180 at December 31, 2024 and September 30, 2024, respectively	694,807	861,953
Prepaid expenses	117,902	102,931
Other current assets	75,493	68,013
Total current assets	1,084,540	1,298,705
Property and equipment, net	71,069	75,187
Goodwill	3,423,420	3,461,891
Acquired intangible assets, net	872,108	897,476
Deferred tax assets	164,259	159,404
Operating right-of-use lease assets	128,357	133,317
Other assets	331,611	357,562
Total assets	$6,075,364	$6,383,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,689	$24,198
Accrued expenses and other current liabilities	114,939	129,528
Accrued compensation and benefits	134,924	173,797
Accrued income taxes	37,288	39,978
Current portion of long-term debt	524,864	521,467
Deferred revenue	706,175	754,039
Short-term lease obligations	22,561	24,186
Total current liabilities	1,561,440	1,667,193
Long-term debt	1,019,127	1,227,105
Deferred tax liabilities	30,032	32,216
Long-term deferred revenue	19,992	21,235
Long-term lease obligations	153,329	157,568
Other liabilities	61,623	63,827
Total liabilities	2,845,543	3,169,144
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 120,219 and 120,155 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	1,202	1,202
Additional paid-in capital	1,936,411	1,965,307
Retained earnings	1,431,842	1,349,610
Accumulated other comprehensive loss	(139,634)	(101,721)
Total stockholders’ equity	3,229,821	3,214,398
Total liabilities and stockholders’ equity	$6,075,364	$6,383,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2024	December 31, 2023
Revenue:
License	$172,754	$183,998
Support and cloud services	360,962	330,469
Total software revenue	533,716	514,467
Professional services	31,412	35,747
Total revenue	565,128	550,214
Cost of revenue:
Cost of license revenue	10,223	10,329
Cost of support and cloud services revenue	71,352	67,023
Total cost of software revenue	81,575	77,352
Cost of professional services revenue	30,222	32,668
Total cost of revenue	111,797	110,020
Gross margin	453,331	440,194
Operating expenses:
Sales and marketing	157,532	136,924
Research and development	115,516	105,783
General and administrative	53,319	69,206
Amortization of acquired intangible assets	11,440	10,363
Restructuring and other credits, net	—	(795)
Total operating expenses	337,807	321,481
Operating income	115,524	118,713
Interest expense	(22,048)	(35,334)
Other income (expense), net	(322)	2,220
Income before income taxes	93,154	85,599
Provision for income taxes	10,922	19,212
Net income	$82,232	$66,387
Earnings per share—Basic	$0.68	$0.56
Earnings per share—Diluted	$0.68	$0.55
Weighted-average shares outstanding—Basic	120,243	119,124
Weighted-average shares outstanding—Diluted	121,145	120,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2024	December 31, 2023
Net income	$82,232	$66,387
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $(8.2) million and $3.8 million in the first quarter of 2025 and 2024, respectively	25,240	(11,511)
Foreign currency translation adjustment, net of tax of $0 for each period	(63,997)	34,674
Change in pension benefit, net of tax of $(0.1) million and $0.0 million in the first quarter of 2025 and 2024, respectively	844	(222)
Other comprehensive income (loss)	(37,913)	22,941
Comprehensive income	$44,319	$89,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$82,232	$66,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,823	27,222
Amortization of right-of-use lease assets	7,928	7,724
Stock-based compensation	55,851	59,013
Other non-cash items, net	(999)	(1,086)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	131,353	153,950
Accounts payable and accrued expenses	(13,192)	(51,204)
Accrued compensation and benefits	(2,144)	(13,483)
Deferred revenue	(27,810)	(29,094)
Accrued income taxes	(13,528)	13,467
Other current assets and prepaid expenses	(18,766)	(19,338)
Operating lease liabilities	(3,850)	(4,953)
Other noncurrent assets and liabilities	15,531	(21,264)
Net cash provided by operating activities	238,429	187,341
Cash flows from investing activities:
Additions to property and equipment	(2,767)	(4,563)
Acquisitions of businesses, net of cash acquired	—	(93,457)
Settlement of net investment hedges	28,308	(7,347)
Net cash provided by (used in) investing activities	25,541	(105,367)
Cash flows from financing activities:
Borrowings under credit facility	50,000	739,845
Repayments of borrowings under credit facility and acquired debt	(255,125)	(181,441)
Repurchases of common stock	(75,000)	—
Payments of withholding taxes in connection with stock-based awards	(42,789)	(50,326)
Payment of deferred acquisition consideration	—	(620,040)
Other financing activity	(1,410)	—
Net cash used in financing activities	(324,324)	(111,962)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,201)	6,689
Net change in cash, cash equivalents, and restricted cash	(69,555)	(23,299)
Cash, cash equivalents, and restricted cash, beginning of period	266,466	288,798
Cash, cash equivalents, and restricted cash, end of period	$196,911	$265,499
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	$4,648	$4,009
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,607	$1,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	695	7	(7)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(248)	(3)	(47,190)	—	—	(47,193)
Compensation expense from stock-based awards	—	—	93,297	—	—	93,297
Repurchases of common stock	(383)	(4)	(74,996)	—	—	(75,000)
Net income	—	—	—	82,232	—	82,232
Gain on net investment hedges, net of tax	—	—	—	—	25,240	25,240
Foreign currency translation adjustment	—	—	—	—	(63,997)	(63,997)
Change in defined benefit pension items, net of tax	—	—	—	—	844	844
Balance as of December 31, 2024	120,219	$1,202	$1,936,411	$1,431,842	$(139,634)	$3,229,821

	Three months ended December 31, 2023
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	950	10	(10)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(351)	(4)	(54,332)	—	—	(54,336)
Compensation expense from stock-based awards	—	—	94,371	—	—	94,371
Net income	—	—	—	66,387	—	66,387
Loss on net investment hedges, net of tax	—	—	—	—	(11,511)	(11,511)
Foreign currency translation adjustment	—	—	—	—	34,674	34,674
Change in defined benefit pension items, net of tax	—	—	—	—	(222)	(222)
Balance as of December 31, 2023	119,445	$1,194	$1,860,934	$1,039,664	$(95,139)	$2,806,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows as of the dates and for the periods indicated. The September 30, 2024 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

Pending Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. As clarified by ASU 2025-01, ASU 2024-03 will be effective for us in the fourth quarter of 2028. We expect the adoption to result in disclosure changes only.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU will be effective for us in the fourth quarter of 2026. We expect the adoption to result in disclosure changes only.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU will be effective for us in the fourth quarter of 2025. We expect the adoption to result in disclosure changes only.

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	December 31, 2024	September 30, 2024
Short-term and long-term receivables	$878,294	$1,062,052
Contract asset	$14,518	$14,410
Deferred revenue	$726,167	$775,274

During the three months ended December 31, 2024, we recognized $340.5 million of revenue that was included in Deferred revenue as of September 30, 2024. The remainder of the change in the Deferred revenue balance was driven by additional deferrals, primarily from new billings, as well as a reduction in the balance associated with foreign currency exchange rates.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of December 31, 2024 and September 30, 2024, our total revenue liability was $26.9 million and $26.0 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of remaining performance obligations and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of December 31, 2024, the transaction price amounts include performance obligations of $726.2 million recorded in Deferred revenue and $1,464.4 million that are not yet recorded in the Consolidated Balance Sheets. Of the total $2,190.6 million, we expect to recognize approximately 60% over the next 12 months, 24% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended
	December 31, 2024	December 31, 2023
Recurring revenue(1)	$524,311	$506,027
Perpetual license	9,405	8,440
Professional services	31,412	35,747
Total revenue	$565,128	$550,214
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Three months ended
	December 31, 2024	December 31, 2023
Product lifecycle management (PLM)	$353,460	$348,647
Computer-aided design (CAD)	211,668	201,567
Total revenue	$565,128	$550,214

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended
	December 31, 2024	December 31, 2023
Americas	$277,969	$267,267
Europe	196,024	196,953
Asia Pacific	91,135	85,994
Total revenue	$565,128	$550,214

3. Stock-based Compensation

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2024	December 31, 2023
Cost of license revenue	$34	$38
Cost of support and cloud services revenue	4,058	3,382
Cost of professional services revenue	1,821	1,669
Sales and marketing	18,068	16,127
Research and development	16,155	14,238
General and administrative	15,715	23,559
Total stock-based compensation expense	$55,851	$59,013

As of December 31, 2024 and September 30, 2024, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $10.2 million and $47.7 million, respectively. The liability as of September 30, 2024 was settled via the issuance of shares in the first quarter of 2025.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended
	December 31, 2024	December 31, 2023
Net income	$82,232	$66,387
Weighted-average shares outstanding—Basic	120,243	119,124
Dilutive effect of restricted stock units	902	1,126
Weighted-average shares outstanding—Diluted	121,145	120,250
Earnings per share—Basic	$0.68	$0.56
Earnings per share—Diluted	$0.68	$0.55

Anti-dilutive shares were immaterial for the three months ended December 31, 2024 and December 31, 2023.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. In the three months ended December 31, 2024, we repurchased 0.4 million shares for $75 million. We did not repurchase any shares in the three months ended December 31, 2023. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions

Acquisition and transaction-related costs in the three months ended December 31, 2024 totaled $0.2 million, compared to $2.5 million in the three months ended December 31, 2023. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

pure-systems

On October 4, 2023, we acquired pure-systems GmbH pursuant to a Share Purchase Agreement. The purchase price was $93.5 million, net of cash acquired, which we financed primarily with a draw on the revolving line of our credit facility. The purchase price allocation resulted in $77.1 million of goodwill, $28.2 million of intangible assets, $8.8 million of net tax liabilities, and $3.0 million of other net liabilities.

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

6. Goodwill and Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 31, 2024			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,423,420			$3,461,891
Intangible assets with finite lives (amortized):
Purchased software	$628,414	$440,693	$187,721	$634,439	$436,471	$197,968
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,129,789	460,818	668,971	1,141,086	457,718	683,368
Trademarks and trade names	37,565	22,149	15,416	37,961	21,821	16,140
Other	3,839	3,839	—	3,941	3,941	—
Total intangible assets with finite lives	$1,822,484	$950,376	$872,108	$1,840,304	$942,828	$897,476
Total goodwill and acquired intangible assets			$4,295,528			$4,359,367

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2024	$3,461,891
Foreign currency translation adjustment	(38,471)
Balance, December 31, 2024	$3,423,420

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2024	December 31, 2023
Amortization of acquired intangible assets	$11,440	$10,363
Cost of revenue	8,300	9,566
Total amortization expense	$19,740	$19,929

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024 were as follows:

(in thousands)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$42,399	$—	$—	$42,399
Forward contracts	—	10,598	—	10,598
	$42,399	$10,598	$—	$52,997
Financial liabilities:
Forward contracts	—	6,415	—	6,415
	$—	$6,415	$—	$6,415

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$48,509	$—	$—	$48,509
Forward contracts	—	1,202	—	1,202
	$48,509	$1,202	$—	$49,711
Financial liabilities:
Forward contracts	—	4,166	—	4,166
	$—	$4,166	$—	$4,166
(1)
Money market funds and time deposits.

8. Derivative Financial Instruments

We enter into foreign currency forward contracts to manage our exposure to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Derivative assets(1):
Forward contracts	$5,765	$181	$4,833	$1,021
Derivative liabilities(2):
Forward contracts	$—	$630	$6,415	$3,536
(1)
As of December 31, 2024 and September 30, 2024, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of December 31, 2024 and September 30, 2024, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of December 31, 2024 and September 30, 2024, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2024	September 30, 2024
Euro / U.S. Dollar	$717,212	$781,398
British Pound / U.S. Dollar	4,567	24,810
Israeli Shekel / U.S. Dollar	12,327	12,535
Japanese Yen / U.S. Dollar	26,320	42,340
Swiss Franc / U.S. Dollar	25,714	74,939
Swedish Krona / U.S. Dollar	16,924	48,596
Chinese Renminbi / U.S. Dollar	4,522	32,124
New Taiwan Dollar / U.S. Dollar	14,221	16,368
All other	15,858	25,368
Total	$837,665	$1,058,478

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three months ended December 31, 2024 and December 31, 2023:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2024	December 31, 2023
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$558	$(3,735)

In the three months ended December 31, 2024, total foreign currency losses, net were $1.2 million. In the three months ended December 31, 2023, total foreign currency gains, net were $1.0 million.

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

As of December 31, 2024 and September 30, 2024, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2024	September 30, 2024
Euro / U.S. Dollar	$436,716	$462,894
Japanese Yen / U.S. Dollar	9,822	10,739
Total	$446,538	$473,633

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 31, 2024 and December 31, 2023:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2024	December 31, 2023
Gain (loss) recognized in Other comprehensive income (loss) ("OCI")	OCI	$33,448	$(15,304)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—
Gain recognized, excluded portion	Other income (expense), net	$1,075	$1,136

As of December 31, 2024, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2024	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward contracts	$10,598	$—	$10,598	$(6,415)	$—	$4,183

The following table sets forth the offsetting of derivative liabilities as of December 31, 2024:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2024	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward contracts	$6,415	$—	$6,415	$(6,415)	$—	$—

9. Income Taxes

(in thousands)	Three months ended
	December 31, 2024	December 31, 2023
Income before income taxes	$93,154	$85,599
Provision for income taxes	$10,922	$19,212
Effective income tax rate	12%	22%

The effective tax rate for the three months ended December 31, 2024 was lower than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. Additionally, for the three months ended December 31, 2024 and December 31, 2023, rates were impacted by a benefit of $5.4 million and an expense of $3.6 million, respectively, associated with the impact of tax reserves related to prior years in foreign jurisdictions.

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

As of December 31, 2024 and September 30, 2024, we had unrecognized tax benefits of $43.4 million and $65.0 million, respectively. If all our unrecognized tax benefits as of December 31, 2024 were to become recognizable in the future, we would record a benefit to the income tax provision of $43.4 million, which would be partially offset by an increase in the U.S. valuation allowance of $6.3 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $5 million.

10. Debt

As of December 31, 2024 and September 30, 2024, we had the following debt obligations:

(in thousands)	December 31, 2024	September 30, 2024
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	500,000	500,000
Credit facility revolver line(1)(2)	60,000	262,000
Credit facility term loan(1)(2)	487,500	490,625
Total debt	1,547,500	1,752,625
Unamortized debt issuance costs for the senior notes(3)	(3,509)	(4,053)
Total debt, net of issuance costs(4)	$1,543,991	$1,748,572
(1)
Unamortized debt issuance costs related to the credit facility were $2.3 million included in Other current assets and $5.8 million included in Other assets on the Consolidated Balance Sheet as of December 31, 2024 and $2.3 million included in Other current assets and $5.2 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2024.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments of $18.8 million remaining in 2025, $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
Of the unamortized debt issuance costs for the senior notes, $0.1 million was included in Current portion of long-term debt and $3.4 million was included in Long-term debt on the Consolidated Balance Sheet as of December 31, 2024 and $0.4 million was included in Current portion of long-term debt and $3.6 million was included in Long-term debt on the Consolidated Balance Sheet as of September 30, 2024.
(4)
As of December 31, 2024, $524.9 million of debt was classified as short term, including $499.9 million associated with the 2025 senior notes and related debt issuance costs and $25.0 million associated with the credit facility term loan. As of September 30, 2024, $521.5 million of debt was classified as short term, including $499.6 million associated with the 2025 senior notes and related debt issuance costs and $21.9 million associated with the credit facility term loan.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in February 2025 (the 2025 notes).

As of December 31, 2024, the total estimated fair value of the 2028 and 2025 notes was approximately $474.9 million and $500.2 million, respectively, based on quoted prices for the notes on that date.

We were in compliance with all the covenants for all our senior notes as of December 31, 2024.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. On October 1, 2024, we entered into an amendment to our credit facility which removed a repayment obligation as of November 16, 2024 in the event that the 2025 notes had not been redeemed or refinanced as of that date.

As of December 31, 2024, unused commitments under our credit facility were $1,190.0 million and amounts available for borrowing were $1,174.5 million.

As of December 31, 2024, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. As of December 31, 2024, no funds were borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of December 31, 2024, the annual rate for borrowings outstanding was 5.9%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of December 31, 2024, we were in compliance with all financial and operating covenants of the credit facility.

Interest

In the three months ended December 31, 2024 and December 31, 2023, we incurred interest expense on our debt of $22.0 million and $35.3 million, respectively. The average interest rate on borrowings outstanding was approximately 4.7% and 5.7% during the three months ended December 31, 2024 and December 31, 2023, respectively.

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

Our offerings include CAD (Computer-Aided Design) solutions for product data authoring and PLM (Product Lifecycle Management) solutions for product data management and process orchestration. Within the overall PLM category, our offerings also include ALM (Application Lifecycle Management) and SLM (Service Lifecycle Management).

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future financial and growth expectations, potential stock repurchases, and the expected effect of our go-to-market realignment, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, the effects of recently imposed import tariffs and threats of additional import tariffs, volatile foreign exchange rates, high interest rates or increases in interest rates and inflation, tightening of credit standards and availability, geopolitical uncertainty, including the effects of the conflicts between Russia and Ukraine and in the Middle East, and tensions with China, any of which could cause customers to delay or reduce purchases of new software, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect ARR and/or our financial results and cash flow; our investments in our software solutions may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those solutions than we expect or if they adopt competing solutions; our go-to-market realignment and other strategic initiatives to improve organizational and operational efficiency may not do so when or as we expect and may disrupt our business to a greater extent than we expect; other uses of cash or our credit facility limits could limit or preclude the return of 50% of free cash flow to shareholders via share repurchases, or could change the amount and timing of any share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

Despite the overall demand environment, which has been challenging for a couple of years now and continues to adversely affect close rates, ARR grew 7% (11% constant currency) to $2.21 billion as of the end of Q1’25 compared to Q1’24.

Cash provided by operating activities grew 27% to $238 million in Q1'25 compared to Q1'24. Free cash flow grew 29% to $236 million in Q1'25 compared to Q1'24. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. Interest payments were $29 million lower in Q1'25 compared to Q1'24, mainly due to a Q1'24 payment of $30 million of imputed interest on a deferred acquisition payment associated with our 2023 acquisition of ServiceMax. In Q1'25, we made payments of $11 million, primarily for severance and consulting fees, associated with realigning our go-to-market organization.

Revenue grew 3% (2% constant currency) to $565 million in Q1'25 compared to Q1'24, driven by growth in support and cloud services revenue, offset by lower on-premises license revenue due to the timing and value of new and renewal contracts. Under ASC 606, the timing of revenue recognition for on-premises subscription revenue can vary significantly, impacting reported revenue and growth rates. Operating income was down 3% compared to Q1'24, mainly due to costs related to our go-to-market realignment. Diluted earnings per share grew 23% to $0.68 in Q1'25 compared to Q1'24, primarily driven by lower interest expense and a non-cash tax benefit associated with the release of a tax reserve related to prior years in a foreign jurisdiction.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	December 31, 2024	December 31, 2023	Actual	Constant Currency(1)
ARR	$2,205.3	$2,057.2	7%	11%

Total recurring revenue(2)	$524.3	$506.0	4%	3%
Perpetual license	9.4	8.4	11%	11%
Professional services	31.4	35.7	(12)%	(13)%
Total revenue	565.1	550.2	3%	2%
Total cost of revenue	111.8	110.0	2%	1%
Gross margin	453.3	440.2	3%	2%
Operating expenses	337.8	321.5	5%	5%
Operating income	$115.5	$118.7	(3)%	(4)%
Non-GAAP operating income(1)	$191.3	$199.4	(4)%	(5)%
Operating margin	20.4%	21.6%
Non-GAAP operating margin(1)	33.9%	36.2%
Diluted earnings per share	$0.68	$0.55
Non-GAAP diluted earnings per share(1)	$1.10	$1.11

Cash provided by operating activities	$238.4	$187.3
Capital expenditures	(2.8)	(4.6)
Free cash flow	$235.7	$182.8

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

Impact of Foreign Currency Exchange on Results of Operations

Approximately 50% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY'25 and FY'24 by the exchange rates in effect on September 30, 2024.

If Q1'25 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been higher by $71 million, revenue would have been higher by $7 million, and expenses would have been higher by $3 million. If Q1'24 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been higher by $2 million, revenue would have been higher by $10 million, and expenses would have been higher by $4 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2024	December 31, 2023	Actual	Constant Currency
License	$172.8	$184.0	(6)%	(7)%
Support and cloud services	361.0	330.5	9%	8%
Software revenue	533.7	514.5	4%	3%
Professional services	31.4	35.7	(12)%	(13)%
Total revenue	$565.1	$550.2	3%	2%

Software revenue growth in Q1'25 compared to Q1'24 was driven by growth in CAD in the Americas.

License revenue decreased in Q1'25, reflecting lower PLM revenue in the Americas and Europe, partially offset by growth in CAD in the Americas. License revenue was impacted primarily by a lower volume and value of large contracts renewing in Q1'25 compared to Q1'24.

Support and cloud services revenue growth in Q1'25 was mainly driven by growth in PLM, particularly in the Americas and Europe.

Professional services revenue decreased in Q1'25 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2024	December 31, 2023	Actual	Constant Currency
PLM	$323.6	$314.7	3%	2%
CAD	210.1	199.8	5%	4%
Software revenue	$533.7	$514.5	4%	3%

PLM software revenue growth in Q1'25 was driven by revenue growth in Asia Pacific and the Americas.

PLM ARR grew 8% (11% constant currency) from Q1’24 to Q1'25.

CAD software revenue growth in Q1'25 was driven by revenue growth in the Americas.

CAD ARR grew 5% (9% constant currency) from Q1’24 to Q1’25.

Gross Margin

(Dollar amounts in millions)	Three months ended
	December 31, 2024	December 31, 2023	Percent Change
License gross margin	$162.5	$173.7	(6)%
License gross margin percentage	94%	94%
Support and cloud services gross margin	$289.6	$263.4	10%
Support and cloud services gross margin percentage	80%	80%
Professional services gross margin	$1.2	$3.1	(61)%
Professional services gross margin percentage	4%	9%

Total gross margin	$453.3	$440.2	3%
Total gross margin percentage	80%	80%

Non-GAAP gross margin(1)	$467.5	$454.8	3%
Non-GAAP gross margin percentage(1)	83%	83%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin changes in Q1'25 were in line with changes in license revenue. Cost of license revenue in Q1'25 remained consistent with Q1'24.

Support and cloud services gross margin growth in Q1'25 was in line with support and cloud services revenue growth. Cost of support and cloud services revenue grew 6% in Q1'25 compared to Q1'24, with the main driver of increased costs being compensation.

Professional services gross margin decreased in Q1'25 compared to Q1'24, primarily due to higher compensation costs, driven by severance related to our go-to-market realignment.

Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 31, 2024	December 31, 2023	Percent Change
Sales and marketing	$157.5	$136.9	15%
% of total revenue	28%	25%
Research and development	$115.5	$105.8	9%
% of total revenue	20%	19%
General and administrative	$53.3	$69.2	(23)%
% of total revenue	9%	13%
Amortization of acquired intangible assets	$11.4	$10.4	10%
% of total revenue	2%	2%
Restructuring and other credits, net	$—	$(0.8)	(100)%
% of total revenue	0%	(0)%
Total operating expenses	$337.8	$321.5	5%

Total headcount increased 2% between Q1’24 and Q1’25.

Operating expenses in Q1'25 increased compared to Q1'24, primarily due to the following:

•
a $20 million increase in compensation expense (excluding stock-based compensation expense), mainly driven by Q1'25 severance related to the go-to-market realignment (which is primarily included in Sales and marketing); and
•
a $5 million increase in outside services, driven by consulting services related to our go-to-market realignment and other corporate initiatives;

partially offset by:

•
a $4 million decrease in stock-based compensation, driven in part by the Q1'24 acceleration of expense on equity grants held by our former chief executive officer (which is included in General and administrative).

Interest Expense

(Dollar amounts in millions)	Three months ended
	December 31, 2024	December 31, 2023	Percent Change
Interest expense	$(22.0)	$(35.3)	(38)%

Interest expense in both Q1'25 and Q1'24 includes interest on our revolving credit facility, term loan, and our senior notes due 2025 and 2028. Interest expense decreased in Q1'25 compared to Q1'24 due to lower aggregate debt.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended
	December 31, 2024	December 31, 2023	Percent Change
Interest income	$0.9	$1.3	(27)%
Other income (expense), net	(1.2)	0.9	(232)%
Other income (expense), net	$(0.3)	$2.2	(115)%

Other income (expense), net was lower in Q1'25 compared to Q1'24, driven by foreign currency exchange losses.

Income Taxes

(Dollar amounts in millions)	Three months ended
	December 31, 2024	December 31, 2023	Percent Change
Income before income taxes	$93.2	$85.6	9%
Provision for income taxes	$10.9	$19.2	(43)%
Effective income tax rate	12%	22%

The effective tax rate for Q1'25 was lower than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. Additionally, for the three months ended December 31, 2024 and December 31, 2023, rates were impacted by a benefit of $5.4 million and an expense of $3.6 million, respectively, associated with the impact of tax reserves related to prior years in foreign jurisdictions.

In FY’24, we requested IRS consent for an accounting method change in the treatment of certain deductions. If we do not receive this consent, our future tax payments could be higher than currently estimated.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

(in millions)	December 31, 2024	September 30, 2024
Cash and cash equivalents	$196.3	$265.8
Restricted cash	0.6	0.7
Total	$196.9	$266.5

(in millions)	Three months ended
	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$238.4	$187.3
Net cash provided by (used in) investing activities	$25.5	$(105.4)
Net cash used in financing activities	$(324.3)	$(112.0)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of December 31, 2024, we had cash and cash equivalents of $12.7 million in the U.S., $78.7 million in Europe, $88.2 million in Asia Pacific (including India) and $16.7 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash flows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $51.1 million in Q1'25 compared to Q1'24. Growth was driven by higher collections as well as lower vendor disbursements and interest payments, partially offset by higher tax payments and payments related to our go-to-market realignment. Interest payments were $29.4 million lower in Q1'25 compared to Q1'24 due to the Q1'24 payment of $30.0 million of imputed interest on a deferred acquisition payment associated with our FY'23 acquisition of ServiceMax.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities in Q1'25 was driven by inflows from the settlement of net investment hedges. Cash used in investing activities in Q1'24 was driven by the acquisition of pure-systems for $93.5 million.

Cash Used in Financing Activities

Cash used in financing activities in Q1'25 included net payments of $205.1 million on our credit facility and $75.0 million of repurchases of common stock. Cash used in financing activities in Q1'24 included $620.0 million paid to settle the ServiceMax deferred acquisition payment, partially offset by net borrowings of $558.4 million to fund the ServiceMax deferred acquisition payment and the pure-systems acquisition.

Outstanding Debt

(in millions)	December 31, 2024	September 30, 2024
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	500.0	500.0
Credit facility revolver line	60.0	262.0
Credit facility term loan	487.5	490.6
Total debt	$1,547.5	$1,752.6
Unamortized debt issuance costs for the senior notes	(3.5)	(4.1)
Total debt, net of issuance costs	$1,544.0	$1,748.6

Undrawn under credit facility revolver	$1,190.0	$988.0
Undrawn under credit facility revolver available to borrow	$1,174.5	$972.1

As of December 31, 2024, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of December 31, 2024, the annual rate for borrowings outstanding under the credit facility was 5.9%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of December 31, 2024, $524.9 million of our debt was classified as current, including $499.9 million associated with the 2025 senior notes and related debt issuance costs which will become due in February 2025. We intend to redeem the notes using cash on hand and a draw on our revolving credit facility.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2024.

The non-GAAP financial measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•
non-GAAP gross margin—GAAP gross margin
•
non-GAAP operating income—GAAP operating income
•
non-GAAP operating margin—GAAP operating margin
•
non-GAAP net income—GAAP net income
•
non-GAAP diluted earnings per share—GAAP diluted earnings per share
•
free cash flow—cash flow from operations

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in General and administrative expenses; Restructuring and other charges (credits), net; non-operating charges (credits), net; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and as reflected in the reconciliation tables.

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

(in millions, except per share amounts)	Three months ended
	December 31, 2024	December 31, 2023
GAAP gross margin	$453.3	$440.2
Stock-based compensation	5.9	5.1
Amortization of acquired intangible assets included in cost of revenue	8.3	9.6
Non-GAAP gross margin	$467.5	$454.8
GAAP operating income	$115.5	$118.7
Stock-based compensation	55.9	59.0
Amortization of acquired intangible assets	19.7	19.9
Acquisition and transaction-related charges	0.2	2.5
Restructuring and other credits, net	—	(0.8)
Non-GAAP operating income	$191.3	$199.4
GAAP net income	$82.2	$66.4
Stock-based compensation	55.9	59.0
Amortization of acquired intangible assets	19.7	19.9
Acquisition and transaction-related charges	0.2	2.5
Restructuring and other credits, net	—	(0.8)
Income tax adjustments(1)	(24.7)	(14.0)
Non-GAAP net income	$133.3	$133.0
GAAP diluted earnings per share	$0.68	$0.55
Stock-based compensation	0.46	0.49
Amortization of acquired intangible assets	0.16	0.17
Acquisition and transaction-related charges	0.00	0.02
Restructuring and other credits, net	—	(0.01)
Income tax adjustments(1)	(0.20)	(0.12)
Non-GAAP diluted earnings per share	$1.10	$1.11

Cash provided by operating activities	$238.4	$187.3
Capital expenditures	(2.8)	(4.6)
Free cash flow	$235.7	$182.8

(1)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, adjustments exclude a $5.4 million benefit in Q1’25 and $3.6 million charge in Q1’24 related to the non-cash tax impact of tax reserves related to prior years in foreign jurisdictions.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2024	December 31, 2023
GAAP operating margin	20.4%	21.6%
Stock-based compensation	9.9%	10.7%
Amortization of acquired intangible assets	3.5%	3.6%
Acquisition and transaction-related charges	0.0%	0.5%
Restructuring and other credits, net	0.0%	(0.1)%
Non-GAAP operating margin	33.9%	36.2%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2024 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the first quarter of 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	—	$—	—	$2,000,000,000
November 1, 2024 - November 30, 2024	167,809	$193.66	167,809	$1,967,502,218
December 1, 2024 - December 31, 2024	215,614	$197.12	215,614	$1,924,999,900
Total	383,423	$195.61	383,423	$1,924,999,900
(1)
As announced in November 2024, our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q1'25

None.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 6, 2025, Robert Dahdah, Executive Vice President, Chief Revenue Officer of the Company entered into an Executive Agreement with PTC Inc. (the “Company”).

The Executive Agreement provides certain compensation and employment protections to the executive. The Executive Agreement provides that, upon a change in control of the Company, (i) all performance measures under any outstanding equity award held by the executive will be deemed to have been met at the target level, and (ii) the executive will receive a payment in an amount equal to the pro-rata portion of the executive’s target incentive bonus for the current year. Upon any termination of the executive’s employment after a change in control of the Company, (i) all equity awards held by the executive will accelerate and vest in full, (ii) the executive will receive a payment in an amount equal to: (a) 100% of the executive’s highest base salary in the six months preceding the termination date, plus (b) 100% of the executive’s highest applicable target bonus, and (iii) the executive will be entitled to continued participation in the Company’s medical, dental and vision benefit plans (the “Benefit Plans”) for one year, or payment of an amount sufficient to purchase substantially equivalent benefits if continued participation is not permitted under the applicable Benefit Plan or if the Benefit Plan is terminated. The Executive Agreement also provides that, upon termination of the executive’s employment by the Company without cause (i) the executive will receive a payment in an amount equal to 100% of the executive’s highest base salary in the six months preceding the termination date plus 100% of the executive’s target bonus for the year in which the termination occurs, (ii) all equity awards held by the executive that would have vested in the twelve months following the termination date will vest, and, if the termination occurs on or before December 1, 2027, all unvested equity under an equity award replacing equity forfeited at his former employer, will vest, and (iii) the executive will be entitled to continued participation in the Benefit Plans or payment in lieu thereof as described above. The Executive Agreement also provides that upon termination of the executive’s employment by the Company due to the executive’s death or disability, all equity held by the executive will vest in full. To receive the payments and benefits under the Executive Agreement, the executive must execute a release of claims in favor of the Company and continue to comply with the terms of the executive’s Restrictive Covenant Agreement with the Company. The preceding description of the Executive Agreement is qualified by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filling Date	Exhibit	SEC File No.

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 14, 2024	3.2	0-18059

4.1	Indenture dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 3.625% senior unsecured notes due 2025		8-K	February 13, 2020	4.2	0-18059

4.3	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

10.1*	Executive Agreement dated February 6, 2025 by and between Robert Dahdah and PTC Inc.	X

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Q1 Form 10-Q formatted in Inline XBRL (included in Exhibit 101)

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

Date: February 6, 2025