Form 10-Q
period 2025-03-31
PTC INC.
filed 2025-05-01
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 119,947,852 shares of our common stock outstanding on April 29, 2025.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2025

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$235,169	$265,808
Accounts receivable, net of allowance for doubtful accounts of $1,272 and $1,180 at March 31, 2025 and September 30, 2024, respectively	716,624	861,953
Prepaid expenses	114,624	102,931
Other current assets	66,392	68,013
Total current assets	1,132,809	1,298,705
Property and equipment, net	68,047	75,187
Goodwill	3,444,104	3,461,891
Acquired intangible assets, net	855,794	897,476
Deferred tax assets	186,401	159,404
Operating right-of-use lease assets	127,808	133,317
Other assets	347,468	357,562
Total assets	$6,162,431	$6,383,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,500	$24,198
Accrued expenses and other current liabilities	101,317	129,528
Accrued compensation and benefits	129,859	173,797
Accrued income taxes	70,725	39,978
Current portion of long-term debt	25,000	521,467
Deferred revenue	786,530	754,039
Short-term lease obligations	24,319	24,186
Total current liabilities	1,146,250	1,667,193
Long-term debt	1,364,393	1,227,105
Deferred tax liabilities	31,417	32,216
Long-term deferred revenue	15,317	21,235
Long-term lease obligations	153,786	157,568
Other liabilities	64,805	63,827
Total liabilities	2,775,968	3,169,144
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,926 and 120,155 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	1,199	1,202
Additional paid-in capital	1,909,537	1,965,307
Retained earnings	1,594,486	1,349,610
Accumulated other comprehensive loss	(118,759)	(101,721)
Total stockholders’ equity	3,386,463	3,214,398
Total liabilities and stockholders’ equity	$6,162,431	$6,383,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue:
License	$254,395	$234,321	$427,149	$418,319
Support and cloud services	352,990	336,446	713,952	666,915
Total software revenue	607,385	570,767	1,141,101	1,085,234
Professional services	28,981	32,305	60,393	68,052
Total revenue	636,366	603,072	1,201,494	1,153,286
Cost of revenue:
Cost of license revenue	10,939	10,602	21,162	20,931
Cost of support and cloud services revenue	70,303	67,414	141,655	134,437
Total cost of software revenue	81,242	78,016	162,817	155,368
Cost of professional services revenue	25,020	32,039	55,242	64,707
Total cost of revenue	106,262	110,055	218,059	220,075
Gross margin	530,104	493,017	983,435	933,211
Operating expenses:
Sales and marketing	125,031	134,521	282,563	271,445
Research and development	111,023	106,998	226,539	212,781
General and administrative	54,993	61,526	108,312	130,732
Amortization of acquired intangible assets	11,380	10,424	22,820	20,787
Impairment and other charges (credits), net	4,213	(7)	4,213	(802)
Total operating expenses	306,640	313,462	644,447	634,943
Operating income	223,464	179,555	338,988	298,268
Interest expense	(19,606)	(31,586)	(41,654)	(66,920)
Other income (expense), net	1,391	(2,224)	1,069	(4)
Income before income taxes	205,249	145,745	298,403	231,344
Provision for income taxes	42,605	31,300	53,527	50,512
Net income	$162,644	$114,445	$244,876	$180,832
Earnings per share—Basic	$1.35	$0.96	$2.04	$1.52
Earnings per share—Diluted	$1.35	$0.95	$2.02	$1.50
Weighted-average shares outstanding—Basic	120,177	119,587	120,210	119,354
Weighted-average shares outstanding—Diluted	120,854	120,712	121,000	120,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income	$162,644	$114,445	$244,876	$180,832
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $4.9 million and $(2.1) million in the second quarter of 2025 and 2024, respectively, and $(3.3) million and $1.7 million in the first six months of 2025 and 2024, respectively	(15,014)	6,432	10,226	(5,079)
Foreign currency translation adjustment, net of tax of $0 for each period	36,202	(24,792)	(27,795)	9,882
Change in pension benefit, net of tax of $0.0 million and $0.0 million in the second quarter of 2025 and 2024, respectively, and $(0.1) million and $0.0 million in the first six months of 2025 and 2024, respectively	(313)	216	531	(6)
Other comprehensive income (loss)	20,875	(18,144)	(17,038)	4,797
Comprehensive income	$183,519	$96,301	$227,838	$185,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$244,876	$180,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,263	54,144
Amortization of right-of-use lease assets	16,165	15,459
Stock-based compensation	107,363	113,204
Other non-cash items, net	1,903	649
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	127,972	107,507
Accounts payable and accrued expenses	(35,405)	(48,345)
Accrued compensation and benefits	(15,301)	(16,451)
Deferred revenue	34,532	40,971
Accrued income taxes	5,565	18,087
Other current assets and prepaid expenses	(7,735)	(21,745)
Operating lease liabilities	(2,596)	(10,293)
Other noncurrent assets and liabilities	(8,864)	4,052
Net cash provided by operating activities	519,738	438,071
Cash flows from investing activities:
Additions to property and equipment	(5,575)	(8,202)
Acquisitions of businesses, net of cash acquired	—	(93,457)
Settlement of net investment hedges	12,260	(2,224)
Net cash provided by (used in) investing activities	6,685	(103,883)
Cash flows from financing activities:
Borrowings under credit facility	860,000	739,845
Repayments of Senior Notes	(500,000)	—
Repayments of borrowings under credit facility and acquired debt	(720,125)	(435,671)
Repurchases of common stock	(150,000)	—
Proceeds from issuance of common stock	13,307	12,709
Payments of withholding taxes in connection with stock-based awards	(52,871)	(71,184)
Payment of deferred acquisition consideration	—	(620,040)
Other financing activity	(1,410)	—
Net cash used in financing activities	(551,099)	(374,341)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,048)	829
Net change in cash, cash equivalents, and restricted cash	(30,724)	(39,324)
Cash, cash equivalents, and restricted cash, beginning of period	266,466	288,798
Cash, cash equivalents, and restricted cash, end of period	$235,742	$249,474
Supplemental disclosure of non-cash financing and investing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$11,294	$2,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended March 31, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	120,219	$1,202	$1,936,411	$1,431,842	$(139,634)	$3,229,821
Common stock issued for employee stock-based awards	115	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(34)	—	(6,128)	—	—	(6,128)
Common stock issued for employee stock purchase plan	89	1	13,306	—	—	13,307
Compensation expense from stock-based awards	—	—	41,278	—	—	41,278
Repurchases of common stock, including excise tax	(463)	(5)	(75,329)	—	—	(75,334)
Net income	—	—	—	162,644	—	162,644
Loss on net investment hedges, net of tax	—	—	—	—	(15,014)	(15,014)
Foreign currency translation adjustment	—	—	—	—	36,202	36,202
Change in defined benefit pension items, net of tax	—	—	—	—	(313)	(313)
Balance as of March 31, 2025	119,926	$1,199	$1,909,537	$1,594,486	$(118,759)	$3,386,463

	Six months ended March 31, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	810	8	(8)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(282)	(3)	(53,318)	—	—	(53,321)
Common stock issued for employee stock purchase plan	89	1	13,306	—	—	13,307
Compensation expense from stock-based awards	—	—	134,575	—	—	134,575
Repurchases of common stock, including excise tax	(846)	(9)	(150,325)	—	—	(150,334)
Net income	—	—	—	244,876	—	244,876
Gain on net investment hedges, net of tax	—	—	—	—	10,226	10,226
Foreign currency translation adjustment	—	—	—	—	(27,795)	(27,795)
Change in defined benefit pension items, net of tax	—	—	—	—	531	531
Balance as of March 31, 2025	119,926	$1,199	$1,909,537	$1,594,486	$(118,759)	$3,386,463

	Three months ended March 31, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	119,445	$1,194	$1,860,934	$1,039,664	$(95,139)	$2,806,653
Common stock issued for employee stock-based awards	266	3	(3)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(96)	(1)	(17,537)	—	—	(17,538)
Common stock issued for employee stock purchase plan	102	1	12,708	—	—	12,709
Compensation expense from stock-based awards	—	—	45,007	—	—	45,007
Net income	—	—	—	114,445	—	114,445
Gain on net investment hedges, net of tax	—	—	—	—	6,432	6,432
Foreign currency translation adjustment	—	—	—	—	(24,792)	(24,792)
Change in defined benefit pension items, net of tax	—	—	—	—	216	216
Balance as of March 31, 2024	119,717	$1,197	$1,901,109	$1,154,109	$(113,283)	$2,943,132

	Six months ended March 31, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	1,216	13	(13)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(447)	(5)	(71,869)	—	—	(71,874)
Common stock issued for employee stock purchase plan	102	1	12,708	—	—	12,709
Compensation expense from stock-based awards	—	—	139,378	—	—	139,378
Net income	—	—	—	180,832	—	180,832
Loss on net investment hedges, net of tax	—	—	—	—	(5,079)	(5,079)
Foreign currency translation adjustment	—	—	—	—	9,882	9,882
Change in defined benefit pension items, net of tax	—	—	—	—	(6)	(6)
Balance as of March 31, 2024	119,717	$1,197	$1,901,109	$1,154,109	$(113,283)	$2,943,132

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

In the second quarter of 2025, we changed the income statement caption of Restructuring and other charges (credits), net to Impairment and other charges (credits), net to reflect that the amounts presented are mainly impairment charges rather than restructuring charges. All charges and credits under the captioned line item remain the same.

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

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	March 31, 2025	September 30, 2024
Short-term and long-term receivables	$920,037	$1,062,052
Contract asset	$10,225	$14,410
Deferred revenue	$801,847	$775,274

During the six months ended March 31, 2025, we recognized $553.3 million of revenue that was included in Deferred revenue as of September 30, 2024. The remainder of the change in the Deferred revenue balance was driven by additional deferrals, primarily from new billings, as well as a reduction in the balance resulting from changes in foreign currency exchange rates.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of March 31, 2025 and September 30, 2024, our total revenue liability was $28.9 million and $26.0 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations (RPO)

Our contracts with customers include amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of RPO and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of March 31, 2025, RPO totaled $2,280.0 million, of which $801.8 million is recorded in Deferred revenue and $1,478.2 million is not yet recorded in the Consolidated Balance Sheets. Of the total, we expect to recognize approximately 59% over the next 12 months, 24% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Recurring revenue(1)	$601,549	$564,014	$1,125,860	$1,070,041
Perpetual license	5,836	6,753	15,241	15,193
Professional services	28,981	32,305	60,393	68,052
Total revenue	$636,366	$603,072	$1,201,494	$1,153,286
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Product lifecycle management (PLM)	$396,149	$373,495	$749,608	$722,142
Computer-aided design (CAD)	240,217	229,577	451,886	431,144
Total revenue	$636,366	$603,072	$1,201,494	$1,153,286

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Americas	$292,823	$260,622	$570,792	$527,889
Europe	251,148	257,309	447,172	454,262
Asia Pacific	92,395	85,141	183,530	171,135
Total revenue	$636,366	$603,072	$1,201,494	$1,153,286

3. Stock-based Compensation

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Cost of license revenue	$72	$29	$106	$67
Cost of support and cloud services revenue	3,912	3,345	7,970	6,727
Cost of professional services revenue	1,523	1,660	3,344	3,329
Sales and marketing	13,545	14,729	31,613	30,856
Research and development	14,391	13,936	30,546	28,174
General and administrative	18,069	20,492	33,784	44,051
Total stock-based compensation expense	$51,512	$54,191	$107,363	$113,204

As of March 31, 2025 and September 30, 2024, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $20.5 million and $47.7 million, respectively. The liability as of September 30, 2024 was settled via the issuance of shares in the first quarter of 2025.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income	$162,644	$114,445	$244,876	$180,832
Weighted-average shares outstanding—Basic	120,177	119,587	120,210	119,354
Dilutive effect of restricted stock units	677	1,125	790	1,126
Weighted-average shares outstanding—Diluted	120,854	120,712	121,000	120,480
Earnings per share—Basic	$1.35	$0.96	$2.04	$1.52
Earnings per share—Diluted	$1.35	$0.95	$2.02	$1.50

There were 0.3 million and 0.2 million anti-dilutive shares for the three and six months ended March 31, 2025, respectively. There were 0.1 million anti-dilutive shares for the three and six months ended March 31, 2024.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. In the second quarter and first six months of 2025, we repurchased 0.5 million shares for $75 million and 0.8 million shares for $150 million, respectively. We did not repurchase any shares in the second quarter and first six months of 2024. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions

Acquisition and transaction-related costs in the second quarter and first six months of 2025 totaled $0.6 million and $0.8 million, respectively, compared to $0.3 million and $2.8 million in the second quarter and first six months of 2024, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

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

6. Goodwill and Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 31, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill			$3,444,104			$3,461,891
Intangible assets with finite lives:
Purchased software	$631,889	$451,196	$180,693	$634,439	$436,471	$197,968
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,135,655	475,455	660,200	1,141,086	457,718	683,368
Trademarks and trade names	37,780	22,879	14,901	37,961	21,821	16,140
Other	3,900	3,900	—	3,941	3,941	—
Total intangible assets with finite lives	$1,832,101	$976,307	$855,794	$1,840,304	$942,828	$897,476
Total goodwill and acquired intangible assets			$4,299,898			$4,359,367

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2024	$3,461,891
Foreign currency translation adjustment	(17,787)
Balance, March 31, 2025	$3,444,104

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Amortization of acquired intangible assets	$11,380	$10,424	$22,820	$20,787
Cost of revenue	8,131	9,584	16,431	19,150
Total amortization expense	$19,511	$20,008	$39,251	$39,937

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024 were as follows:

(in thousands)	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$73,936	$—	$—	$73,936
Forward contracts	—	6,001	—	6,001
	$73,936	$6,001	$—	$79,937
Financial liabilities:
Forward contracts	—	4,286	—	4,286
	$—	$4,286	$—	$4,286

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$48,509	$—	$—	$48,509
Forward contracts	—	1,202	—	1,202
	$48,509	$1,202	$—	$49,711
Financial liabilities:
Forward contracts	—	4,166	—	4,166
	$—	$4,166	$—	$4,166
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

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2025	September 30, 2024	March 31, 2025	September 30, 2024
Derivative assets(1):
Forward contracts	$3,170	$181	$2,831	$1,021
Derivative liabilities(2):
Forward contracts	$—	$630	$4,286	$3,536
(1)
As of March 31, 2025 and September 30, 2024, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of March 31, 2025 and September 30, 2024, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of March 31, 2025 and September 30, 2024, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2025	September 30, 2024
Euro / U.S. Dollar	$764,722	$781,398
British Pound / U.S. Dollar	16,391	24,810
Israeli Shekel / U.S. Dollar	13,615	12,535
Japanese Yen / U.S. Dollar	27,008	42,340
Swiss Franc / U.S. Dollar	5,319	74,939
Swedish Krona / U.S. Dollar	16,036	48,596
Chinese Renminbi / U.S. Dollar	3,891	32,124
New Taiwan Dollar / U.S. Dollar	6,501	16,368
All other	19,551	25,368
Total	$873,034	$1,058,478

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three and six months ended March 31, 2025 and March 31, 2024:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$(917)	$(1,286)	$(360)	$(5,022)

In the three months ended March 31, 2025, total foreign currency gains, net were $0.1 million. In the three months ended March 31, 2024, total foreign currency losses, net were $1.1 million. In the six months ended March 31, 2025 and March 31, 2024, total foreign currency losses, net were $1.1 million and $0.1 million, respectively.

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

Net investment hedge relationships are designated at inception, and effectiveness is assessed retrospectively on a quarterly basis using the net equity position of Euro and Japanese Yen functional subsidiaries. As the forward contracts are highly effective in offsetting exchange rate exposure, we record changes in these net investment hedges in Accumulated other comprehensive loss. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.

As of March 31, 2025 and September 30, 2024, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2025	September 30, 2024
Euro / U.S. Dollar	$443,398	$462,894
Japanese Yen / U.S. Dollar	10,102	10,739
Total	$453,500	$473,633

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2025 and March 31, 2024:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Gain (loss) recognized in Other comprehensive income (loss) ("OCI")	OCI	$(19,898)	$8,552	$13,550	$(6,752)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—	$—
Gain recognized, excluded portion	Other income (expense), net	$1,254	$1,079	$2,329	$2,215

As of March 31, 2025, we estimate that all amounts reported in Accumulated other comprehensive loss will be applied against exposed balance sheet accounts upon translation within the next three months.

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2025	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward contracts	$6,001	$—	$6,001	$(4,286)	$—	$1,715

The following table sets forth the offsetting of derivative liabilities as of March 31, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2025	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward contracts	$4,286	$—	$4,286	$(4,286)	$—	$—

9. Income Taxes

(in thousands)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Income before income taxes	$205,249	$145,745	$298,403	$231,344
Provision for income taxes	$42,605	$31,300	$53,527	$50,512
Effective income tax rate	21%	21%	18%	22%

The effective tax rate for the six months ended March 31, 2025 was lower than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. Additionally, for the six months ended March 31, 2025 and March 31, 2024, rates were impacted by a benefit of $10.4 million and an expense of $3.6 million, respectively, associated with the impact of changes in tax reserves related to prior years in foreign jurisdictions.

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

As of March 31, 2025 and September 30, 2024, we had unrecognized tax benefits of $42.5 million and $65.0 million, respectively. If all our unrecognized tax benefits as of March 31, 2025 were to become recognizable in the future, we would record a benefit to the income tax provision of $42.5 million, which would be partially offset by an increase in the U.S. valuation allowance of $6.5 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million.

10. Debt

As of March 31, 2025 and September 30, 2024, we had the following debt obligations:

(in thousands)	March 31, 2025	September 30, 2024
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	—	500,000
Credit facility revolver line(1)(2)	411,250	262,000
Credit facility term loan(1)(2)	481,250	490,625
Total debt	1,392,500	1,752,625
Unamortized debt issuance costs for the senior notes(3)	(3,107)	(4,053)
Total debt, net of issuance costs(4)	$1,389,393	$1,748,572
(1)
Unamortized debt issuance costs related to the credit facility were $2.7 million included in Other current assets and $4.7 million included in Other assets on the Consolidated Balance Sheet as of March 31, 2025 and $2.3 million included in Other current assets and $5.2 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2024.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments of $12.5 million remaining in 2025, $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
As of March 31, 2025, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheet. As of September 30, 2024, $0.4 million of unamortized debt issuance costs for the senior notes was included in Current portion of long-term debt and $3.6 million was included in Long-term debt on the Consolidated Balance Sheet.
(4)
As of March 31, 2025, $25.0 million of debt associated with the credit facility term loan was classified as short term. As of September 30, 2024, $521.5 million of debt was classified as short term, including $499.6 million associated with the 2025 senior notes and related debt issuance costs and $21.9 million associated with the credit facility term loan.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes) and $500 million in aggregate principal amount of 3.625% senior, unsecured long-term debt at par value, due in February 2025 (the 2025 notes). In the second quarter of 2025, we redeemed the 2025 notes using a draw on our revolving credit facility and cash on hand.

As of March 31, 2025, the total estimated fair value of the 2028 notes was approximately $481.3 million based on quoted prices for the notes on that date.

We were in compliance with all the covenants for our senior notes as of March 31, 2025.

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

As of March 31, 2025, unused commitments under our credit facility were $838.8 million and amounts available for borrowing were $823.3 million.

As of March 31, 2025, the fair value of our credit facility approximates its book value.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. As of March 31, 2025, $241.3 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of March 31, 2025, the annual rate for borrowings outstanding was 5.9%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of March 31, 2025, we were in compliance with all financial and operating covenants of the credit facility.

Interest

We incurred interest expense on our debt of $19.6 million and $41.7 million in the second quarter and first six months of 2025, respectively, and $31.6 million and $66.9 million in the second quarter and first six months of 2024, respectively. The average interest rate on borrowings outstanding was approximately 4.9% and 4.8% during the second quarter and first six months of 2025, respectively, and 5.5% and 5.6% during the second quarter and first six months of 2024.

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

Our product portfolio enables end-to-end digital thread initiatives that leverage a connected flow of product data across design, manufacturing, service, and, ultimately, reuse. A digital thread enables product companies to break down silos, streamline workflows, and achieve interoperability across departments, functions and systems with a single version of truth. It also secures the quality, consistency and traceability of product-related data, ensuring that the data is up-to-date, accessible, reliable and actionable. With a digital thread, the right data is delivered to the right people at the right time and in the right context across the value chain.

Our business is based on a subscription model, with 93% of our 2024 revenue recurring in nature. Compared to a perpetual license model, our subscription model naturally drives higher customer engagement and retention and provides better business predictability. This, in turn, enables us to make steady and sustained investments to support our customers and pursue mid-to-long-term growth opportunities.

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future operating, financial and growth expectations, and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, the effects of recently imposed import tariffs, threats of additional and reciprocal import tariffs, and global trade tensions and uncertainty, volatile foreign exchange rates, high interest rates or increases in interest rates, inflation, tightening of credit standards and availability, geopolitical uncertainty, including the effects of the conflicts between Russia and Ukraine and in the Middle East, and tensions between the U.S. and China, any of which could cause customers to delay or reduce purchases of new software, adopt competing software solutions, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect our ARR (Annual Run Rate) and/or financial results and cash flow and growth; our investments in our software solutions may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those solutions than we expect or if they adopt competing solutions; our go-to-market realignment and other strategic initiatives to improve organizational and operational efficiency may not do so when or as we expect and may disrupt our business to a greater extent than we expect; other uses of cash or our credit facility limits could limit or preclude the return of excess cash to shareholders via share repurchases, or could change the amount and timing of any share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

Our Operating and Non-GAAP Financial Measures

Our discussion of results includes discussion of our ARR (Annual Run Rate) operating measure, non-GAAP financial measures, and disclosure of our results on a constant currency basis. ARR and our non-GAAP financial measures are described below in Operating and Non-GAAP Financial Measures. The methodology used to calculate constant currency disclosures is described in Results of Operations - Impact of Foreign Currency Exchange on Results of Operations. You should read those sections to understand our operating measure, non-GAAP financial measures, and constant currency disclosures.

Executive Overview

Despite the overall selling environment, which has been challenging for a couple of years now and has begun to reflect heightened macroeconomic uncertainly related to global trade tensions and tariffs, ARR grew 10% (10% constant currency) to $2.29 billion as of the end of Q2’25 compared to Q2’24.

Cash provided by operating activities grew 12% to $281 million in Q2'25 compared to Q2'24. Free cash flow grew 13% to $279 million in Q2'25 compared to Q2'24. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. In Q2'25, we made net repayments on our debt of $155 million and repurchased $75 million of our outstanding shares.

Revenue grew 6% (8% constant currency) to $636 million in Q2'25 compared to Q2'24. Under ASC 606, the timing of revenue recognition for on-premises subscription revenue can vary significantly, impacting reported revenue and growth rates. Operating margin grew by 530 basis points in Q2'25 compared to Q2'24, reflecting higher revenue as well as continued operating discipline. Diluted earnings per share grew 42% to $1.35 in Q2'25 compared to Q2'24.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	March 31, 2025	March 31, 2024	Actual	Constant Currency(1)
ARR	$2,290.1	$2,088.5	10%	10%

Total recurring revenue(2)	$601.5	$564.0	7%	10%
Perpetual license	5.8	6.8	(14)%	(12)%
Professional services	29.0	32.3	(10)%	(9)%
Total revenue	636.4	603.1	6%	8%
Total cost of revenue	106.3	110.1	(3)%	(2)%
Gross margin	530.1	493.0	8%	11%
Operating expenses	306.6	313.5	(2)%	(1)%
Operating income	$223.5	$179.6	24%	30%
Non-GAAP operating income(1)	$299.3	$254.0	18%	23%
Operating margin	35.1%	29.8%
Non-GAAP operating margin(1)	47.0%	42.1%
Diluted earnings per share	$1.35	$0.95
Non-GAAP diluted earnings per share(1)	$1.79	$1.46

Cash provided by operating activities	$281.3	$250.7
Capital expenditures	(2.8)	(3.6)
Free cash flow	$278.5	$247.1

(Dollar amounts in millions, except per share data)	Six months ended		Percent Change
	March 31, 2025	March 31, 2024	Actual	Constant Currency(1)
ARR	$2,290.1	$2,088.5	10%	10%

Total recurring revenue(2)	$1,125.9	$1,070.0	5%	6%
Perpetual license	15.2	15.2	0%	1%
Professional services	60.4	68.1	(11)%	(11)%
Total revenue	1,201.5	1,153.3	4%	5%
Total cost of revenue	218.1	220.1	(1)%	(1)%
Gross margin	983.4	933.2	5%	7%
Operating expenses	644.4	634.9	1%	2%
Operating income	$339.0	$298.3	14%	17%
Non-GAAP operating income(1)	$490.6	$453.4	8%	10%
Operating margin	28.2%	25.9%
Non-GAAP operating margin(1)	40.8%	39.3%
Diluted earnings per share	$2.02	$1.50
Non-GAAP diluted earnings per share(1)	$2.89	$2.57

Cash provided by operating activities	$519.7	$438.1
Capital expenditures	(5.6)	(8.2)
Free cash flow	$514.2	$429.9
(1)
See Operating and Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
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

If reported results for the six months ended March 31, 2025 were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been higher by $36 million, revenue would have been higher by $30 million, and expenses would have been higher by $10 million. If reported results for the six months ended March 31, 2024 were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been higher by $31 million, revenue would have been higher by $15 million, and expenses would have been higher by $6 million.

Revenue

Under ASC 606, the volume, mix, and duration of contract types (support, SaaS, on-premises subscription) starting or renewing in any given period can have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period over period. We recognize revenue for the license portion of on-premises subscription contracts when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support portion of on-premises subscription contracts and stand-alone support contracts ratably over the term. We continue to convert existing support contracts to on-premises subscriptions, resulting in a shift to up-front recognition of on-premises subscription license revenue in the period converted compared to ratable recognition for a perpetual support contract. Revenue from our cloud services (primarily SaaS) contracts is recognized ratably. We expect that over time a higher portion of our revenue will be recognized ratably as we expand our SaaS offerings, release additional cloud functionality into our products, and migrate customers from on-premises subscriptions to SaaS. Given the different mix, duration and volume of new and renewing contracts in any period, year-over-year or sequential revenue can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2025	March 31, 2024	Actual	Constant Currency	March 31, 2025	March 31, 2024	Actual	Constant Currency
License	$254.4	$234.3	9%	12%	$427.1	$418.3	2%	4%
Support and cloud services	353.0	336.4	5%	7%	714.0	666.9	7%	8%
Software revenue	607.4	570.8	6%	9%	1,141.1	1,085.2	5%	6%
Professional services	29.0	32.3	(10)%	(9)%	60.4	68.1	(11)%	(11)%
Total revenue	$636.4	$603.1	6%	8%	$1,201.5	$1,153.3	4%	5%

Software revenue growth in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods was driven by growth in our subscription offerings in both CAD and PLM.

License revenue growth in Q2'25 and the first six months of FY'25 compared to the prior-year periods reflects the higher value and longer duration of contracts that renewed in the current-year periods.

Support and cloud services revenue growth in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods was mainly driven by growth in PLM.

Professional services revenue decreased in Q2'25 and the first six months of FY'25 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2025	March 31, 2024	Actual	Constant Currency	March 31, 2025	March 31, 2024	Actual	Constant Currency
PLM	$368.4	$343.6	7%	10%	$692.0	$658.3	5%	6%
CAD	239.0	227.2	5%	9%	449.1	426.9	5%	7%
Software revenue	$607.4	$570.8	6%	9%	$1,141.1	$1,085.2	5%	6%

PLM software revenue growth in Q2'25 and the first six months of FY'25 was driven by revenue growth in the Americas and Asia Pacific, partially offset by a decrease in Europe license revenue due to the lower volume and value of large subscriptions renewing in the period.

PLM ARR grew 11% (11% constant currency) from Q2’24 to Q2'25.

CAD software revenue growth in Q2'25 was driven by revenue growth in Europe. CAD software revenue growth in the first six months of FY'25 was driven by revenue growth across geographic regions.

CAD ARR grew 8% (8% constant currency) from Q2’24 to Q2’25.

Gross Margin

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2025	March 31, 2024	Percent Change	March 31, 2025	March 31, 2024	Percent Change
License gross margin	$243.5	$223.7	9%	$406.0	$397.4	2%
License gross margin percentage	96%	95%		95%	95%
Support and cloud services gross margin	$282.7	$269.0	5%	$572.3	$532.5	7%
Support and cloud services gross margin percentage	80%	80%		80%	80%
Professional services gross margin	$4.0	$0.3	1,389%	$5.2	$3.3	54%
Professional services gross margin percentage	14%	1%		9%	5%

Total gross margin	$530.1	$493.0	8%	$983.4	$933.2	5%
Total gross margin percentage	83%	82%		82%	81%

Non-GAAP gross margin(1)	$543.7	$507.6	7%	$1,011.3	$962.5	5%
Non-GAAP gross margin percentage(1)	85%	84%		84%	83%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin growth in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods were in line with license revenue growth. Cost of license revenue in Q2'25 and the first six months of FY'25 remained consistent with the corresponding FY'24 periods.

Support and cloud services gross margin growth in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods was in line with support and cloud services revenue growth. Cost of support and cloud services revenue grew 4% in Q2'25 and 5% in the first six months of FY'25 compared to the corresponding FY'24 periods, primarily due to higher compensation-related costs.

Professional services gross margin increased in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods, primarily due to lower subcontractor costs.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2025	March 31, 2024	Percent Change	March 31, 2025	March 31, 2024	Percent Change
Sales and marketing	$125.0	$134.5	(7)%	$282.6	$271.4	4%
% of total revenue	20%	22%		24%	24%
Research and development	$111.0	$107.0	4%	$226.5	$212.8	6%
% of total revenue	17%	18%		19%	18%
General and administrative	$55.0	$61.5	(11)%	$108.3	$130.7	(17)%
% of total revenue	9%	10%		9%	11%
Amortization of acquired intangible assets	$11.4	$10.4	9%	$22.8	$20.8	10%
% of total revenue	2%	2%		2%	2%
Impairment and other charges (credits), net	$4.2	$(0.0)	60,286%	$4.2	$(0.8)	625%
% of total revenue	1%	(0)%		0%	(0)%
Total operating expenses	$306.6	$313.5	(2)%	$644.4	$634.9	1%

Total headcount increased 1% between Q2’24 and Q2’25.

Operating expenses in Q2'25 decreased compared to Q2'24, primarily due to the following:

•
a $9 million decrease in compensation expense (excluding stock-based compensation expense), mainly driven by the temporary impact of cost reductions resulting from our go-to-market realignment;

partially offset by:

•
a $4 million impairment charge recognized in Q2'25 related to the sublease of a portion of our Boston office in Q2'25.

Operating expenses in the first six months of FY'25 increased compared to the first six months of FY'24, primarily due to the following:

•
a $10 million increase in compensation expense (excluding stock-based compensation expense), mainly driven by severance costs recognized in Q1'25 related to the go-to-market realignment (which is primarily included in Sales and marketing), offset by lower compensation charges in General and administrative driven by our FY'24 chief executive officer succession;
•
a $4 million increase in outside services, driven by consulting services related to our go-to-market realignment and other corporate initiatives; and
•
a $4 million impairment charge recognized in Q2'25 related to the lease asset associated with the subleased portion of our Boston office;

partially offset by:

•
a $7 million decrease in stock-based compensation, driven in part by the FY'24 acceleration of expense on equity grants held by our former chief executive officer (which is included in General and administrative).

Interest Expense

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2025	March 31, 2024	Percent Change	March 31, 2025	March 31, 2024	Percent Change
Interest expense	$(19.6)	$(31.6)	(38)%	$(41.7)	$(66.9)	(38)%

Interest expense in both FY'25 and FY'24 includes interest on our revolving credit facility, term loan, our senior notes that were redeemed in Q2'25, and our senior notes due in 2028. Interest expense decreased in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods due to lower debt balances and lower interest rates.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2025	March 31, 2024	Percent Change	March 31, 2025	March 31, 2024	Percent Change
Interest income	$0.8	$1.1	(30)%	$1.7	$2.4	(29)%
Other income (expense), net	0.6	(3.3)	118%	(0.6)	(2.4)	73%
Other income (expense), net	$1.4	$(2.2)	163%	$1.1	$(0.0)	26,825%

Other income (expense), net increased in Q2'25 and the first six months of FY'25 compared to the corresponding FY'24 periods driven by a $2.0 million impairment charge recognized in Q2'24 related to an available-for-sale debt security.

Income Taxes

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2025	March 31, 2024	Percent Change	March 31, 2025	March 31, 2024	Percent Change
Income before income taxes	$205.2	$145.7	41%	$298.4	$231.3	29%
Provision for income taxes	$42.6	$31.3	36%	$53.5	$50.5	6%
Effective income tax rate	21%	21%		18%	22%

The effective tax rate for the first six months of FY'25 was lower than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. Additionally, for the first six months of FY'25 and FY'24, rates were impacted by a benefit of $10.4 million and an expense of $3.6 million, respectively, associated with the impact of changes in tax reserves related to prior years in foreign jurisdictions.

In FY’24, we requested consent from the U.S. Internal Revenue Service to change the accounting method for the treatment of certain deductions. If we do not receive this consent, our future tax payments could be higher than currently estimated, which would also adversely impact our operating cash flow.

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

Liquidity and Capital Resources

(in millions)	March 31, 2025	September 30, 2024
Cash and cash equivalents	$235.2	$265.8
Restricted cash	0.6	0.7
Total	$235.7	$266.5

(in millions)	Six months ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$519.7	$438.1
Net cash provided by (used in) investing activities	$6.7	$(103.9)
Net cash used in financing activities	$(551.1)	$(374.3)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of March 31, 2025, we had cash and cash equivalents of $20.7 million in the U.S., $82.3 million in Europe, $113.4 million in Asia Pacific (including India) and $18.8 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash flows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $81.7 million in the first six months of FY'25 compared to the same period in FY'24. Growth was driven by higher collections as well as lower interest payments and vendor disbursements, partially offset by higher tax payments and payments related to our go-to-market realignment. Interest payments were $48.8 million lower in the first six months of FY'25 compared to the first six months of FY'24, driven by a Q1'24 payment of $30.0 million of imputed interest on a deferred acquisition payment associated with our FY'23 acquisition of ServiceMax as well as lower interest payments in FY'25 due mainly to lower debt balances.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities in the first six months of FY'25 was driven by inflows from the settlement of net investment hedges. Cash used in investing activities in the first six months of FY'24 was driven by the acquisition of pure-systems for $93.5 million.

Cash Used in Financing Activities

Cash used in financing activities in the first six months of FY'25 included net payments of $360.1 million on our outstanding debt, including the redemption of our 2025 senior notes primarily using a draw on our credit facility, and $150.0 million of repurchases of common stock. Cash used in financing activities in the first six months of FY'24 included $620.0 million paid to settle the ServiceMax deferred acquisition payment, partially offset by net borrowings of $304.1 million to fund the ServiceMax deferred acquisition payment and the pure-systems acquisition.

Outstanding Debt

(in millions)	March 31, 2025	September 30, 2024
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	—	500.0
Credit facility revolver line	411.3	262.0
Credit facility term loan	481.3	490.6
Total debt	$1,392.5	$1,752.6
Unamortized debt issuance costs for the senior notes	(3.1)	(4.1)
Total debt, net of issuance costs	$1,389.4	$1,748.6

Undrawn under credit facility revolver	$838.8	$988.0
Undrawn under credit facility revolver available to borrow	$823.3	$972.1

As of March 31, 2025, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of March 31, 2025, the annual rate for borrowings outstanding under the credit facility was 5.9%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2025, $25.0 million of our debt associated with the credit facility term loan was classified as current. In Q2'25, we redeemed the 2025 senior notes using a draw on our revolving credit facility and cash on hand.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements.

Our long-term goal is to return excess cash to shareholders via share repurchases. We currently intend to repurchase approximately $300 million of our common stock in FY'25.

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

Operating and Non-GAAP Financial Measures

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

•
For contracts that include annual values that change over time, we include in ARR only the annualized value of components of the contract that are considered active as of the date of the ARR calculation. We do not include any future committed increases in the contract value as of the date of the ARR calculation.
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

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in General and administrative expenses; Impairment and other charges (credits), net; non-operating charges (credits), net; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and as reflected in the reconciliation tables.

In Q2'25, we changed the income statement caption of Restructuring and other charges (credits), net to Impairment and other charges (credits), net to reflect that the amounts presented are mainly impairment charges rather than restructuring charges. We correspondingly revised the caption with respect to the list of items excluded from our non-GAAP financial measures and, as reflected below, the list of items covered under that caption to reflect the primary charges and credits included in the adjustment. All charges and credits under the captioned line item remain the same.

Impairment and other charges (credits), net are charges associated with disposal or exit activities, including lease impairment and abandonment charges, net charges or income related to impaired or exited facilities, restructuring severance charges resulting from substantial employee reduction actions, and other related costs.

The items excluded from the non-GAAP financial measures often have a material impact on our financial results, some of those items are recurring, and other items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure on our financial statements.

(in millions, except per share amounts)	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
GAAP gross margin	$530.1	$493.0	$983.4	$933.2
Stock-based compensation	5.5	5.0	11.4	10.1
Amortization of acquired intangible assets included in cost of revenue	8.1	9.6	16.4	19.2
Non-GAAP gross margin	$543.7	$507.6	$1,011.3	$962.5
GAAP operating income	$223.5	$179.6	$339.0	$298.3
Stock-based compensation	51.5	54.2	107.4	113.2
Amortization of acquired intangible assets	19.5	20.0	39.3	39.9
Acquisition and transaction-related charges	0.6	0.3	0.8	2.8
Impairment and other charges (credits), net	4.2	(0.0)	4.2	(0.8)
Non-GAAP operating income	$299.3	$254.0	$490.6	$453.4
GAAP net income	$162.6	$114.4	$244.9	$180.8
Stock-based compensation	51.5	54.2	107.4	113.2
Amortization of acquired intangible assets	19.5	20.0	39.3	39.9
Acquisition and transaction-related charges	0.6	0.3	0.8	2.8
Impairment and other charges (credits), net	4.2	(0.0)	4.2	(0.8)
Non-operating charges(1)	—	2.0	—	2.0
Income tax adjustments(2)	(21.7)	(14.6)	(46.4)	(28.6)
Non-GAAP net income	$216.8	$176.4	$350.1	$309.4
GAAP diluted earnings per share	$1.35	$0.95	$2.02	$1.50
Stock-based compensation	0.43	0.45	0.89	0.94
Amortization of acquired intangible assets	0.16	0.17	0.32	0.33
Acquisition and transaction-related charges	0.01	0.00	0.01	0.02
Impairment and other charges (credits), net	0.03	(0.00)	0.03	(0.01)
Non-operating charges(1)	—	0.02	—	0.02
Income tax adjustments(2)	(0.18)	(0.12)	(0.38)	(0.24)
Non-GAAP diluted earnings per share	$1.79	$1.46	$2.89	$2.57

Cash provided by operating activities	$281.3	$250.7	$519.7	$438.1
Capital expenditures	(2.8)	(3.6)	(5.6)	(8.2)
Free cash flow	$278.5	$247.1	$514.2	$429.9

(1)
In Q2'24, we recognized an impairment loss of $2.0 million on an available-for-sale debt security.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in Q2'25, adjustments exclude a $4.9 million benefit related to the tax impact of tax reserves related to prior years in foreign jurisdictions, of which $4.2 million was a non-cash benefit. In the first six months of FY'25 and FY’24, adjustments exclude a $10.4 million benefit and a $3.6 million charge, respectively, related to the tax impact of tax reserves related to prior years in foreign jurisdictions.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
GAAP operating margin	35.1%	29.8%	28.2%	25.9%
Stock-based compensation	8.1%	9.0%	8.9%	9.8%
Amortization of acquired intangible assets	3.1%	3.3%	3.3%	3.5%
Acquisition and transaction-related charges	0.1%	0.1%	0.1%	0.2%
Impairment and other charges (credits), net	0.7%	0.0%	0.4%	(0.1)%
Non-GAAP operating margin	47.0%	42.1%	40.8%	39.3%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the second quarter of 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	—	$—	—	$1,924,999,900
February 1, 2025 - February 28, 2025	195,777	$166.00	195,777	$1,892,501,813
March 1, 2025 - March 31, 2025	266,750	$159.33	266,750	$1,849,999,766
Total	462,527	$162.15	462,527	$1,849,999,766
(1)
As announced on November 6, 2024, our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q2'25

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filling Date	Exhibit	SEC File No.

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 14, 2024	3.2	0-18059

4.1	Indenture dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Q2 Form 10-Q formatted in Inline XBRL (included in Exhibit 101)

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

Date: May 1, 2025