Form 10-Q
period 2025-06-30
PTC INC.
filed 2025-07-31
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 119,792,704 shares of our common stock outstanding on July 29, 2025.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2025

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$199,321	$265,808
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,180 at June 30, 2025 and September 30, 2024, respectively	712,710	861,953
Prepaid expenses	109,756	102,931
Other current assets	67,938	68,013
Total current assets	1,089,725	1,298,705
Property and equipment, net	65,102	75,187
Goodwill	3,497,012	3,461,891
Acquired intangible assets, net	844,819	897,476
Deferred tax assets	209,417	159,404
Operating right-of-use lease assets	128,854	133,317
Other assets	394,124	357,562
Total assets	$6,229,053	$6,383,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,700	$24,198
Accrued expenses and other current liabilities	126,421	129,528
Accrued compensation and benefits	182,580	173,797
Accrued income taxes	101,056	39,978
Current portion of long-term debt	25,000	521,467
Deferred revenue	757,881	754,039
Short-term lease obligations	25,112	24,186
Total current liabilities	1,226,750	1,667,193
Long-term debt	1,208,412	1,227,105
Deferred tax liabilities	35,653	32,216
Long-term deferred revenue	19,471	21,235
Long-term lease obligations	153,195	157,568
Other liabilities	72,689	63,827
Total liabilities	2,716,170	3,169,144
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,790 and 120,155 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	1,198	1,202
Additional paid-in capital	1,847,441	1,965,307
Retained earnings	1,735,814	1,349,610
Accumulated other comprehensive loss	(71,570)	(101,721)
Total stockholders’ equity	3,512,883	3,214,398
Total liabilities and stockholders’ equity	$6,229,053	$6,383,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
License	$251,479	$149,104	$678,628	$567,423
Support and cloud services	369,867	339,505	1,083,819	1,006,420
Total software revenue	621,346	488,609	1,762,447	1,573,843
Professional services	22,591	30,030	82,984	98,082
Total revenue	643,937	518,639	1,845,431	1,671,925
Cost of revenue:
Cost of license revenue	12,060	12,072	33,222	33,003
Cost of support and cloud services revenue	73,446	69,968	215,101	204,405
Total cost of software revenue	85,506	82,040	248,323	237,408
Cost of professional services revenue	24,519	29,876	79,761	94,583
Total cost of revenue	110,025	111,916	328,084	331,991
Gross margin	533,912	406,723	1,517,347	1,339,934
Operating expenses:
Sales and marketing	141,756	140,318	424,319	411,763
Research and development	116,647	110,253	343,186	323,034
General and administrative	54,145	49,659	162,457	180,391
Amortization of acquired intangible assets	11,536	10,672	34,356	31,459
Impairment and other charges (credits), net	—	—	4,213	(802)
Total operating expenses	324,084	310,902	968,531	945,845
Operating income	209,828	95,821	548,816	394,089
Interest expense	(18,404)	(27,785)	(60,058)	(94,705)
Other income (expense), net	2,252	(663)	3,321	(667)
Income before income taxes	193,676	67,373	492,079	298,717
Provision (benefit) for income taxes	52,348	(1,605)	105,875	48,907
Net income	$141,328	$68,978	$386,204	$249,810
Earnings per share—Basic	$1.18	$0.58	$3.22	$2.09
Earnings per share—Diluted	$1.17	$0.57	$3.20	$2.07
Weighted-average shares outstanding—Basic	119,913	119,893	120,106	119,533
Weighted-average shares outstanding—Diluted	120,461	120,822	120,815	120,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$141,328	$68,978	$386,204	$249,810
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $9.7 million and $(0.8) million in the third quarter of 2025 and 2024, respectively, and $6.4 million and $0.9 million in the first nine months of 2025 and 2024, respectively	(29,904)	2,292	(19,678)	(2,787)
Foreign currency translation adjustment, net of tax of $0 for each period	77,862	(9,344)	50,067	538
Change in pension benefit, net of tax of $(0.1) million and $0.0 million in the third quarter of 2025 and 2024, respectively, and $(0.2) million and $(0.1) million in the first nine months of 2025 and 2024, respectively	(769)	112	(238)	106
Other comprehensive income (loss)	47,189	(6,940)	30,151	(2,143)
Comprehensive income	$188,517	$62,038	$416,355	$247,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$386,204	$249,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,803	81,272
Amortization of right-of-use lease assets	24,459	23,143
Stock-based compensation	161,395	161,242
Other non-cash items, net	159	(297)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	173,557	131,422
Accounts payable and accrued expenses	(21,373)	(8,631)
Accrued compensation and benefits	11,044	8,666
Deferred revenue	(16,472)	8,393
Accrued income taxes	22,409	(1,795)
Other current assets and prepaid expenses	5,525	(9,962)
Operating lease liabilities	(4,869)	(13,438)
Other noncurrent assets and liabilities	(55,175)	22,045
Net cash provided by operating activities	763,666	651,870
Cash flows from investing activities:
Additions to property and equipment	(7,462)	(9,841)
Acquisitions of businesses, net of cash acquired	(6,532)	(93,457)
Settlement of net investment hedges	(14,560)	3,826
Net cash used in investing activities	(28,554)	(99,472)
Cash flows from financing activities:
Borrowings under credit facility	860,000	944,845
Repayments of Senior Notes	(500,000)	—
Repayments of borrowings under credit facility and acquired debt	(876,708)	(835,796)
Repurchases of common stock	(224,987)	—
Proceeds from issuance of common stock	13,307	12,709
Payments of withholding taxes in connection with stock-based awards	(71,761)	(92,589)
Payment of deferred acquisition consideration	—	(620,040)
Other financing activity	(1,410)	—
Net cash used in financing activities	(801,559)	(590,871)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(125)	(2,003)
Net change in cash, cash equivalents, and restricted cash	(66,572)	(40,476)
Cash, cash equivalents, and restricted cash, beginning of period	266,466	288,798
Cash, cash equivalents, and restricted cash, end of period	$199,894	$248,322
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	$6,061	$7,674
Operating right-of-use assets obtained in exchange for operating lease liabilities	$15,700	$4,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2025	119,926	$1,199	$1,909,537	$1,594,486	$(118,759)	$3,386,463
Common stock issued for employee stock-based awards	451	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(143)	(1)	(24,256)	—	—	(24,257)
Compensation expense from stock-based awards	—	—	37,373	—	—	37,373
Repurchases of common stock, including excise tax	(444)	(4)	(75,209)	—	—	(75,213)
Net income	—	—	—	141,328	—	141,328
Loss on net investment hedges, net of tax	—	—	—	—	(29,904)	(29,904)
Foreign currency translation adjustment	—	—	—	—	77,862	77,862
Change in defined benefit pension items, net of tax	—	—	—	—	(769)	(769)
Balance as of June 30, 2025	119,790	$1,198	$1,847,441	$1,735,814	$(71,570)	$3,512,883

	Nine months ended June 30, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	1,261	12	(12)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(425)	(4)	(77,574)	—	—	(77,578)
Common stock issued for employee stock purchase plan	89	1	13,306	—	—	13,307
Compensation expense from stock-based awards	—	—	171,948	—	—	171,948
Repurchases of common stock, including excise tax	(1,290)	(13)	(225,534)	—	—	(225,547)
Net income	—	—	—	386,204	—	386,204
Loss on net investment hedges, net of tax	—	—	—	—	(19,678)	(19,678)
Foreign currency translation adjustment	—	—	—	—	50,067	50,067
Change in defined benefit pension items, net of tax	—	—	—	—	(238)	(238)
Balance as of June 30, 2025	119,790	$1,198	$1,847,441	$1,735,814	$(71,570)	$3,512,883

	Three months ended June 30, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2024	119,717	$1,197	$1,901,109	$1,154,109	$(113,283)	$2,943,132
Common stock issued for employee stock-based awards	486	5	(5)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(154)	(2)	(28,069)	—	—	(28,071)
Compensation expense from stock-based awards	—	—	37,580	—	—	37,580
Net income	—	—	—	68,978	—	68,978
Gain on net investment hedges, net of tax	—	—	—	—	2,292	2,292
Foreign currency translation adjustment	—	—	—	—	(9,344)	(9,344)
Change in defined benefit pension items, net of tax	—	—	—	—	112	112
Balance as of June 30, 2024	120,049	$1,200	$1,910,615	$1,223,087	$(120,223)	$3,014,679

	Nine months ended June 30, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	1,702	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(601)	(7)	(99,938)	—	—	(99,945)
Common stock issued for employee stock purchase plan	102	1	12,708	—	—	12,709
Compensation expense from stock-based awards	—	—	176,958	—	—	176,958
Net income	—	—	—	249,810	—	249,810
Loss on net investment hedges, net of tax	—	—	—	—	(2,787)	(2,787)
Foreign currency translation adjustment	—	—	—	—	538	538
Change in defined benefit pension items, net of tax	—	—	—	—	106	106
Balance as of June 30, 2024	120,049	$1,200	$1,910,615	$1,223,087	$(120,223)	$3,014,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows as of the dates and for the periods indicated. The September 30, 2024 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

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

Pending Accounting Pronouncements

Measurements of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU will be effective for us in the first quarter of 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU will be effective for us in the fourth quarter of 2025. The ASU does not change the definition of a reportable segment or the method for determining reportable segments. We expect the adoption to result in additional disclosures only.

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	June 30, 2025	September 30, 2024
Short-term and long-term receivables	$962,810	$1,062,052
Contract asset	$8,405	$14,410
Deferred revenue	$777,352	$775,274

During the nine months ended June 30, 2025, we recognized $681.9 million of revenue that was included in Deferred revenue as of September 30, 2024. The remainder of the change in the Deferred revenue balance was driven by additional deferrals, primarily from new billings, as well as an increase in the balance resulting from changes in foreign currency exchange rates.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of June 30, 2025 and September 30, 2024, our total revenue liability was $33.4 million and $26.0 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations (RPO)

Our contracts with customers include amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of RPO and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of June 30, 2025, RPO totaled $2,309.2 million, of which $777.4 million is recorded in Deferred revenue and $1,531.8 million is not yet recorded in the Consolidated Balance Sheets. Of the total, we expect to recognize approximately 58% over the next 12 months, 25% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring revenue(1)	$613,583	$481,559	$1,739,443	$1,551,600
Perpetual license	7,763	7,050	23,004	22,243
Professional services	22,591	30,030	82,984	98,082
Total revenue	$643,937	$518,639	$1,845,431	$1,671,925
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Product lifecycle management (PLM)	$403,722	$329,529	$1,153,331	$1,051,671
Computer-aided design (CAD)	240,215	189,110	692,100	620,254
Total revenue	$643,937	$518,639	$1,845,431	$1,671,925

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Americas	$282,560	$253,592	$853,352	$781,480
Europe	239,286	170,617	686,458	624,884
Asia Pacific	122,091	94,430	305,621	265,561
Total revenue	$643,937	$518,639	$1,845,431	$1,671,925

3. Stock-based Compensation

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of license revenue	$176	$49	$282	$116
Cost of support and cloud services revenue	4,122	4,035	12,092	10,762
Cost of professional services revenue	993	1,772	4,337	5,101
Sales and marketing	15,059	15,167	46,672	46,023
Research and development	17,788	13,101	48,334	41,275
General and administrative	15,894	13,914	49,678	57,965
Total stock-based compensation expense	$54,032	$48,038	$161,395	$161,242

As of June 30, 2025 and September 30, 2024, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $37.4 million and $47.7 million, respectively. The liability as of September 30, 2024 was settled via the issuance of shares in the first quarter of 2025.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$141,328	$68,978	$386,204	$249,810
Weighted-average shares outstanding—Basic	119,913	119,893	120,106	119,533
Dilutive effect of restricted stock units	548	929	709	1,060
Weighted-average shares outstanding—Diluted	120,461	120,822	120,815	120,593
Earnings per share—Basic	$1.18	$0.58	$3.22	$2.09
Earnings per share—Diluted	$1.17	$0.57	$3.20	$2.07

There were 0.4 million and 0.0 million anti-dilutive shares for the three and nine months ended June 30, 2025, respectively. There were 0.2 million and 0.1 million anti-dilutive shares for the three and nine months ended June 30, 2024, respectively.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. In the third quarter and first nine months of 2025, we repurchased 0.4 million shares for $75 million and 1.3 million shares for $225 million, respectively. We did not repurchase any shares in the third quarter and first nine months of 2024. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions

Acquisition and transaction-related costs in the third quarter and first nine months of 2025 totaled $1.6 million and $2.4 million, respectively, compared to $0.2 million and $3.0 million in the third quarter and first nine months of 2024, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

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

Other Acquisitions

In the third quarter of 2025, we acquired IncQuery Group GmbH pursuant to a Share Purchase Agreement. The purchase price was $7.9 million, net of cash acquired, of which $6.5 million was paid in the period and $1.4 million is contingent consideration that may be paid in 2027 to the extent earned.

6. Goodwill and Intangible Assets

During the third quarter of 2025, we completed our annual impairment test of goodwill, which was based on a qualitative assessment, and concluded that there was no impairment. A qualitative assessment is designed to determine whether we believe it is more likely than not that the fair values of our reporting units exceed their carrying values. A qualitative assessment includes a review of qualitative factors, including company-specific (financial performance and long-range plans), industry, and macroeconomic factors, and a consideration of the fair value of each reporting unit at the last valuation date.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	June 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill			$3,497,012			$3,461,891
Intangible assets with finite lives:
Purchased software	$639,597	$464,507	$175,090	$634,439	$436,471	$197,968
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,150,597	495,329	655,268	1,141,086	457,718	683,368
Trademarks and trade names	38,233	23,772	14,461	37,961	21,821	16,140
Other	4,026	4,026	—	3,941	3,941	—
Total intangible assets with finite lives	$1,855,330	$1,010,511	$844,819	$1,840,304	$942,828	$897,476
Total goodwill and acquired intangible assets			$4,341,831			$4,359,367

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2024	$3,461,891
Acquisitions	5,977
Foreign currency translation adjustment	29,144
Balance, June 30, 2025	$3,497,012

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization of acquired intangible assets	$11,536	$10,672	$34,356	$31,459
Cost of revenue	8,178	9,685	24,609	28,835
Total amortization expense	$19,714	$20,357	$58,965	$60,294

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and September 30, 2024 were as follows:

(in thousands)	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$52,786	$—	$—	$52,786
Forward contracts	—	6,198	—	6,198
	$52,786	$6,198	$—	$58,984
Financial liabilities:
Forward contracts	—	14,414	—	14,414
	$—	$14,414	$—	$14,414

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$48,509	$—	$—	$48,509
Forward contracts	—	1,202	—	1,202
	$48,509	$1,202	$—	$49,711
Financial liabilities:
Forward contracts	—	4,166	—	4,166
	$—	$4,166	$—	$4,166
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

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2025	September 30, 2024	June 30, 2025	September 30, 2024
Derivative assets(1):
Forward contracts	$—	$181	$6,198	$1,021
Derivative liabilities(2):
Forward contracts	$7,895	$630	$6,519	$3,536
(1)
As of June 30, 2025 and September 30, 2024, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of June 30, 2025 and September 30, 2024, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Non-Designated Hedges

We hedge our net foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately three months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, gains or losses on the underlying foreign-denominated balance are generally offset by the losses or gains on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in Other income (expense), net.

As of June 30, 2025 and September 30, 2024, we had outstanding forward contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2025	September 30, 2024
Euro / U.S. Dollar	$768,217	$781,398
British Pound / U.S. Dollar	16,152	24,810
Israeli Shekel / U.S. Dollar	12,119	12,535
Indian Rupee / U.S. Dollar	54,321	—
Japanese Yen / U.S. Dollar	—	42,340
Swiss Franc / U.S. Dollar	20,632	74,939
Swedish Krona / U.S. Dollar	13,639	48,596
Chinese Renminbi / U.S. Dollar	3,782	32,124
New Taiwan Dollar / U.S. Dollar	1,364	16,368
All other	11,690	25,368
Total	$901,916	$1,058,478

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and June 30, 2024:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income (expense), net	$4,021	$(1,590)	$3,661	$(6,611)

In the three and nine months ended June 30, 2025, total foreign currency gains, net were $1.1 million and $0.0 million, respectively. In the three and nine months ended June 30, 2024, total foreign currency losses, net were $1.7 million and $1.8 million, respectively.

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

As of June 30, 2025 and September 30, 2024, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2025	September 30, 2024
Euro / U.S. Dollar	$471,940	$462,894
Japanese Yen / U.S. Dollar	10,412	10,739
Total	$482,352	$473,633

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and June 30, 2024:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain (loss) recognized in Other comprehensive income (loss) ("OCI")	OCI	$(39,628)	$3,047	$(26,078)	$(3,705)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—	$—
Gain recognized, excluded portion	Other income (expense), net	$1,743	$946	$4,072	$3,161

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our forward contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of June 30, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2025	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Forward contracts	$6,198	$—	$6,198	$(6,198)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of June 30, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2025	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Forward contracts	$14,414	$—	$14,414	$(6,198)	$—	$8,216

9. Income Taxes

(in thousands)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income before income taxes	$193,676	$67,373	$492,079	$298,717
Provision (benefit) for income taxes	$52,348	$(1,605)	$105,875	$48,907
Effective income tax rate	27%	(2)%	22%	16%

The effective tax rate for the three and nine months ended June 30, 2025 was higher than the effective tax rate for the corresponding prior-year periods primarily due to changes in the geographic mix of income before taxes and the effects of Internal Revenue Service (IRS) procedural guidance issued in April 2024 requiring IRS consent for certain previously automatic changes of accounting method on our estimated taxable income for the year ended September 30, 2024. Additionally, for the nine months ended June 30, 2025 and June 30, 2024, rates were impacted by a benefit of $10.4 million and an expense of $3.6 million, respectively, associated with the impact of changes in tax reserves related to prior years in foreign jurisdictions.

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

As of June 30, 2025 and September 30, 2024, we had unrecognized tax benefits of $45.7 million and $65.0 million, respectively. If all our unrecognized tax benefits as of June 30, 2025 were to become recognizable in the future, we would record a benefit to the income tax provision of $45.7 million, which would be partially offset by an increase in the U.S. valuation allowance of $6.6 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to us beginning in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act to our consolidated financial statements and cash flow.

10. Debt

As of June 30, 2025 and September 30, 2024, we had the following debt obligations:

(in thousands)	June 30, 2025	September 30, 2024
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	—	500,000
Credit facility revolver line(1)(2)	261,250	262,000
Credit facility term loan(1)(2)	475,000	490,625
Total debt	1,236,250	1,752,625
Unamortized debt issuance costs for the senior notes(3)	(2,838)	(4,053)
Total debt, net of issuance costs(4)	$1,233,412	$1,748,572
(1)
Unamortized debt issuance costs related to the credit facility were $2.7 million included in Other current assets and $4.0 million included in Other assets on the Consolidated Balance Sheet as of June 30, 2025 and $2.3 million included in Other current assets and $5.2 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2024.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments of $6.3 million remaining in 2025, $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
As of June 30, 2025, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheet. As of September 30, 2024, $0.4 million of unamortized debt issuance costs for the senior notes was included in Current portion of long-term debt and $3.6 million was included in Long-term debt on the Consolidated Balance Sheet.
(4)
As of June 30, 2025, $25.0 million of debt associated with the credit facility term loan was classified as short term. As of September 30, 2024, $521.5 million of debt was classified as short term, including $499.6 million associated with the 2025 senior notes and related debt issuance costs and $21.9 million associated with the credit facility term loan.

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

As of June 30, 2025, the total estimated fair value of the 2028 notes was approximately $488.3 million based on quoted prices for the notes on that date.

We were in compliance with all the covenants for our senior notes as of June 30, 2025.

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

As of June 30, 2025, unused commitments under our credit facility were $988.7 million and amounts available for borrowing were $971.8 million.

As of June 30, 2025, the fair value of our credit facility approximates its book value.

PTC and certain foreign subsidiaries are eligible borrowers under the credit facility. As of June 30, 2025, $116.3 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of June 30, 2025, the annual rate for borrowings outstanding was 5.6%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of June 30, 2025, we were in compliance with all financial and operating covenants of the credit facility.

Interest

We incurred interest expense on our debt of $18.4 million and $60.1 million in the third quarter and first nine months of 2025, respectively, and $27.8 million and $94.7 million in the third quarter and first nine months of 2024, respectively. The average interest rate on borrowings outstanding was approximately 5.0% and 4.9% during the third quarter and first nine months of 2025, respectively, and 5.3% and 5.5% during the third quarter and first nine months of 2024, respectively.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future operating, financial and growth expectations, and potential stock repurchases, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, the effects of recently imposed import tariffs, threats of additional and reciprocal import tariffs, global trade tensions and uncertainty, volatile foreign exchange rates, high interest rates or increases in interest rates, inflation, tightening of credit standards and availability, geopolitical uncertainty, including the effects of the conflicts between Russia and Ukraine and in the Middle East, and tensions between the U.S. and China, any of which could cause customers to delay or reduce purchases of new software, adopt competing software solutions, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect our ARR (Annual Run Rate) and/or financial results and cash flow and growth; our investments in our software solutions, including the integration of artificial intelligence (AI) capabilities into our software solutions, may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those solutions than we expect or if they adopt competing solutions; customers may not build the product data foundations essential for the AI-driven transformation of their business when or as we expect, which could adversely affect our ARR and/or financial results and cash flow and growth; our go-to-market realignment and related initiatives may disrupt our business to a greater extent than we expect or may not generate the ARR and/or financial results or cash flow when or as we expect; other uses of cash or our credit facility limits could limit or preclude the return of excess cash to shareholders via share repurchases, or could change the amount and timing of any share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

Despite the overall selling environment, which has been challenging for a couple of years now and reflects heightened macroeconomic uncertainly related to global trade tensions and tariffs, ARR grew 14% (9% constant currency) to $2.42 billion as of the end of Q3’25 compared to Q3’24.

Cash provided by operating activities grew 14% to $244 million in Q3'25 compared to Q3'24. Free cash flow grew 14% to $242 million in Q3'25 compared to Q3'24. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. In Q3'25, we repaid $157 million of debt and repurchased $75 million of our outstanding shares.

Revenue grew 24% (22% constant currency) to $644 million in Q3'25 compared to Q3'24. Under ASC 606, the timing of revenue recognition for on-premises subscription revenue can vary significantly, impacting reported revenue and growth rates. Operating margin grew by 1410 basis points in Q3'25 compared to Q3'24, reflecting higher revenue as well as continued operating discipline. Diluted earnings per share grew 106% to $1.17 in Q3'25 compared to Q3'24.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	June 30, 2025	June 30, 2024	Actual	Constant Currency(1)
ARR	$2,415.6	$2,126.1	14%	9%

Total recurring revenue(2)	$613.6	$481.6	27%	25%
Perpetual license	7.8	7.1	10%	10%
Professional services	22.6	30.0	(25)%	(26)%
Total revenue	643.9	518.6	24%	22%
Total cost of revenue	110.0	111.9	(2)%	(2)%
Gross margin	533.9	406.7	31%	29%
Operating expenses	324.1	310.9	4%	3%
Operating income	$209.8	$95.8	119%	107%
Non-GAAP operating income(1)	$285.2	$164.4	73%	68%
Operating margin	32.6%	18.5%
Non-GAAP operating margin(1)	44.3%	31.7%
Diluted earnings per share	$1.17	$0.57
Non-GAAP diluted earnings per share(1)	$1.64	$0.98

Cash provided by operating activities	$243.9	$213.8
Capital expenditures	(1.9)	(1.6)
Free cash flow	$242.0	$212.2

(Dollar amounts in millions, except per share data)	Nine months ended		Percent Change
	June 30, 2025	June 30, 2024	Actual	Constant Currency(1)
ARR	$2,415.6	$2,126.1	14%	9%

Total recurring revenue(2)	$1,739.4	$1,551.6	12%	12%
Perpetual license	23.0	22.2	3%	4%
Professional services	83.0	98.1	(15)%	(15)%
Total revenue	1,845.4	1,671.9	10%	11%
Total cost of revenue	328.1	332.0	(1)%	(1)%
Gross margin	1,517.3	1,339.9	13%	14%
Operating expenses	968.5	945.8	2%	2%
Operating income	$548.8	$394.1	39%	39%
Non-GAAP operating income(1)	$775.8	$617.8	26%	26%
Operating margin	29.7%	23.6%
Non-GAAP operating margin(1)	42.0%	37.0%
Diluted earnings per share	$3.20	$2.07
Non-GAAP diluted earnings per share(1)	$4.53	$3.54

Cash provided by operating activities	$763.7	$651.9
Capital expenditures	(7.5)	(9.8)
Free cash flow	$756.2	$642.0
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

If reported results for the nine months ended June 30, 2025 were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been lower by $43 million, revenue would have been higher by $33 million, and expenses would have been higher by $11 million. If reported results for the nine months ended June 30, 2024 were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been higher by $44 million, revenue would have been higher by $26 million, and expenses would have been higher by $10 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2025	June 30, 2024	Actual	Constant Currency	June 30, 2025	June 30, 2024	Actual	Constant Currency
License	$251.5	$149.1	69%	66%	$678.6	$567.4	20%	20%
Support and cloud services	369.9	339.5	9%	7%	1,083.8	1,006.4	8%	8%
Software revenue	621.3	488.6	27%	25%	1,762.4	1,573.8	12%	12%
Professional services	22.6	30.0	(25)%	(26)%	83.0	98.1	(15)%	(15)%
Total revenue	$643.9	$518.6	24%	22%	$1,845.4	$1,671.9	10%	11%

Software revenue growth in Q3'25 and the first nine months of FY'25 compared to the corresponding FY'24 periods was driven by license revenue growth, which reflects the higher total value and longer average duration of contracts that renewed in the current-year periods.

Support and cloud services revenue growth in Q3'25 and the first nine months of FY'25 compared to the corresponding FY'24 periods was mainly driven by growth in PLM.

Professional services revenue decreased in Q3'25 and the first nine months of FY'25 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2025	June 30, 2024	Actual	Constant Currency	June 30, 2025	June 30, 2024	Actual	Constant Currency
PLM	$382.1	$300.3	27%	25%	$1,074.1	$958.6	12%	12%
CAD	239.2	188.3	27%	25%	688.3	615.2	12%	12%
Software revenue	$621.3	$488.6	27%	25%	$1,762.4	$1,573.8	12%	12%

PLM software revenue growth in Q3'25 was driven by the higher total value and longer average duration of contracts that renewed in the period. PLM software revenue growth in the first nine months of FY'25 was driven by revenue growth across all geographic regions, primarily in Windchill.

PLM ARR grew 14% (10% constant currency) from Q3’24 to Q3'25, primarily driven by Windchill and Codebeamer.

CAD software revenue growth in Q3'25 was driven by the higher total value and longer average duration of contracts that renewed in the period. CAD software revenue growth in the first nine months of FY'25 was driven by revenue growth across all geographic regions, primarily in Creo.

CAD ARR grew 13% (8% constant currency) from Q3’24 to Q3’25, primarily driven by Creo.

Gross Margin

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2025	June 30, 2024	Percent Change	June 30, 2025	June 30, 2024	Percent Change
License gross margin	$239.4	$137.0	75%	$645.4	$534.4	21%
License gross margin percentage	95%	92%		95%	94%
Support and cloud services gross margin	$296.4	$269.5	10%	$868.7	$802.0	8%
Support and cloud services gross margin percentage	80%	79%		80%	80%
Professional services gross margin	$(1.9)	$0.2	(1,352)%	$3.2	$3.5	(8)%
Professional services gross margin percentage	(9)%	1%		4%	4%

Total gross margin	$533.9	$406.7	31%	$1,517.3	$1,339.9	13%
Total gross margin percentage	83%	78%		82%	80%

Non-GAAP gross margin(1)	$547.4	$422.3	30%	$1,558.7	$1,384.7	13%
Non-GAAP gross margin percentage(1)	85%	81%		84%	83%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin growth in Q3'25 and the first nine months of FY'25 compared to the corresponding FY'24 periods were in line with license revenue growth. Cost of license revenue in Q3'25 and the first nine months of FY'25 remained consistent with the corresponding FY'24 periods.

Support and cloud services gross margin growth in Q3'25 and the first nine months of FY'25 compared to the corresponding FY'24 periods was in line with support and cloud services revenue growth. Cost of support and cloud services revenue grew 5% in Q3'25 and the first nine months of FY'25 compared to the corresponding FY'24 periods, primarily due to higher compensation-related costs.

Professional services gross margin decreased in Q3'25 compared to Q3'24, primarily driven by a sharper decrease in professional services revenue than in professional services expense. Professional services gross margin in the first nine months of FY'25 was consistent with the corresponding FY'24 period, with costs decreasing in line with professional services revenue. The decreases in professional services revenue and costs are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2025	June 30, 2024	Percent Change	June 30, 2025	June 30, 2024	Percent Change
Sales and marketing	$141.8	$140.3	1%	$424.3	$411.8	3%
% of total revenue	22%	27%		23%	25%
Research and development	$116.6	$110.3	6%	$343.2	$323.0	6%
% of total revenue	18%	21%		19%	19%
General and administrative	$54.1	$49.7	9%	$162.5	$180.4	(10)%
% of total revenue	8%	10%		9%	11%
Amortization of acquired intangible assets	$11.5	$10.7	8%	$34.4	$31.5	9%
% of total revenue	2%	2%		2%	2%
Impairment and other charges (credits), net	$—	$—	0%	$4.2	$(0.8)	625%
% of total revenue	0%	0%		0%	(0)%
Total operating expenses	$324.1	$310.9	4%	$968.5	$945.8	2%

Total headcount increased 3% between Q3’24 and Q3’25.

Operating expenses in Q3'25 increased compared to Q3'24, primarily due to the following:

•
a $9 million increase in total compensation expense (including stock-based compensation expense), driven by severance costs and headcount growth.

Operating expenses in the first nine months of FY'25 increased compared to the first nine months of FY'24, primarily due to the following:

•
a $12 million increase in total compensation expense (including stock-based compensation expense), driven by a $19 million increase in severance costs primarily related to our go-to-market realignment (which is mainly included in Sales and marketing), offset by lower compensation charges in General and administrative driven by our FY'24 chief executive officer succession;
•
a $6 million increase in outside services, driven by consulting services related to our go-to-market realignment and other corporate initiatives; and
•
a $4 million impairment charge recognized in Q2'25 related to the lease asset associated with the subleased portion of our Boston office.

Interest Expense

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2025	June 30, 2024	Percent Change	June 30, 2025	June 30, 2024	Percent Change
Interest expense	$(18.4)	$(27.8)	(34)%	$(60.1)	$(94.7)	(37)%

Interest expense in both FY'25 and FY'24 includes interest on our revolving credit facility, term loan, senior notes that were redeemed in Q2'25, and senior notes due in 2028. Interest expense decreased in Q3'25 and the first nine months of FY'25 compared to the corresponding FY'24 periods due to lower debt balances and lower interest rates.

Other Income (Expense)

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2025	June 30, 2024	Percent Change	June 30, 2025	June 30, 2024	Percent Change
Interest income	$0.9	$1.0	(11)%	$2.6	$3.4	(23)%
Other income (expense), net	1.3	(1.7)	178%	0.7	(4.1)	117%
Other income (expense), net	$2.3	$(0.7)	440%	$3.3	$(0.7)	598%

Other income (expense), net increased in Q3'25 compared to Q3'24, driven by foreign currency exchange gains in Q3'25. Other income (expense), net increased in the first nine months of FY'25 compared to the comparable FY'24 period due to a $2.0 million impairment charge recognized in Q2'24 related to an available-for-sale debt security and lower foreign currency exchange losses.

Income Taxes

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2025	June 30, 2024	Percent Change	June 30, 2025	June 30, 2024	Percent Change
Income before income taxes	$193.7	$67.4	187%	$492.1	$298.7	65%
Provision (benefit) for income taxes	$52.3	$(1.6)	(3,362)%	$105.9	$48.9	116%
Effective income tax rate	27%	(2)%		22%	16%

The effective tax rate for Q3'25 and the first nine months of FY'25 was higher than the effective tax rate for the corresponding prior-year periods primarily due to changes in the geographic mix of income before taxes and the effects of IRS procedural guidance issued in April 2024 requiring IRS consent for certain previously automatic changes of accounting method on our estimated taxable income for FY'24. Additionally, for the first nine months of FY'25 and FY'24, rates were impacted by a benefit of $10.4 million and an expense of $3.6 million, respectively, associated with the impact of changes in tax reserves related to prior years in foreign jurisdictions.

In FY’24, we requested consent from the IRS to change the accounting method for the treatment of certain deductions. If we do not receive this consent, it would have a material adverse impact on cash flow for the year in which our request is denied and our future tax payments could be higher than currently estimated, which would also adversely impact our operating cash flow. In accordance with GAAP, our financial statements currently reflect the fact that we have not yet received the consent, including an accrual for the income tax payable in Accrued income taxes on the Consolidated Balance Sheets.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to us beginning in FY'26. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act to our consolidated financial statements and cash flow, but currently expect such changes will have a material positive cash impact in FY'26 and FY'27. As our review is not yet complete, our expectations could change.

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

Liquidity and Capital Resources

(in millions)	June 30, 2025	September 30, 2024
Cash and cash equivalents	$199.3	$265.8
Restricted cash	0.6	0.7
Total	$199.9	$266.5

(in millions)	Nine months ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$763.7	$651.9
Net cash used in investing activities	$(28.6)	$(99.5)
Net cash used in financing activities	$(801.6)	$(590.9)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of June 30, 2025, we had cash and cash equivalents of $5.2 million in the U.S., $73.6 million in Europe, $103.0 million in Asia Pacific (including India) and $17.5 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash flows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $111.8 million in the first nine months of FY'25 compared to the same period in FY'24. Growth was driven by higher collections as well as lower interest payments, partially offset by higher tax payments and payments related to our go-to-market realignment. Interest payments were $53.3 million lower in the first nine months of FY'25 compared to the first nine months of FY'24, driven by a Q1'24 payment of $30.0 million of imputed interest on a deferred acquisition payment associated with our FY'23 acquisition of ServiceMax as well as lower interest payments in FY'25 due mainly to lower debt balances.

Cash Used in Investing Activities

Cash used in investing activities in the first nine months of FY'25 was driven by outflows from the settlement of net investment hedges. Cash used in investing activities in the first nine months of FY'24 was driven by the acquisition of pure-systems for $93.5 million.

Cash Used in Financing Activities

Cash used in financing activities in the first nine months of FY'25 included net payments of $516.7 million on our outstanding debt, including the redemption of our 2025 senior notes primarily using a draw on our credit facility, and the repurchase of $225.0 million of our common stock. Cash used in financing activities in the first nine months of FY'24 included $620.0 million paid to settle the ServiceMax deferred acquisition payment, partially offset by net borrowings of $109.0 million to fund the ServiceMax deferred acquisition payment and the pure-systems acquisition. Payments of withholding taxes in connection with vesting of stock-based awards were lower in the first nine months of FY'25 compared to the comparable prior-year period, primarily driven by vesting of certain awards in connection with the chief executive officer succession in Q2'24.

Outstanding Debt

(in millions)	June 30, 2025	September 30, 2024
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	—	500.0
Credit facility revolver line	261.3	262.0
Credit facility term loan	475.0	490.6
Total debt	$1,236.3	$1,752.6
Unamortized debt issuance costs for the senior notes	(2.8)	(4.1)
Total debt, net of issuance costs	$1,233.4	$1,748.6

Undrawn under credit facility revolver	$988.7	$988.0
Undrawn under credit facility revolver available to borrow	$971.8	$972.1

As of June 30, 2025, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of June 30, 2025, the annual rate for borrowings outstanding under the credit facility was 5.6%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2025, $25.0 million of our debt associated with the credit facility term loan was classified as current. In Q2'25, we redeemed the 2025 senior notes using a draw on our revolving credit facility and cash on hand.

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

(in millions, except per share amounts)	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP gross margin	$533.9	$406.7	$1,517.3	$1,339.9
Stock-based compensation	5.3	5.9	16.7	16.0
Amortization of acquired intangible assets included in cost of revenue	8.2	9.7	24.6	28.8
Non-GAAP gross margin	$547.4	$422.3	$1,558.7	$1,384.7
GAAP operating income	$209.8	$95.8	$548.8	$394.1
Stock-based compensation	54.0	48.0	161.4	161.2
Amortization of acquired intangible assets	19.7	20.4	59.0	60.3
Acquisition and transaction-related charges	1.6	0.2	2.4	3.0
Impairment and other charges (credits), net	—	—	4.2	(0.8)
Non-GAAP operating income	$285.2	$164.4	$775.8	$617.8
GAAP net income	$141.3	$69.0	$386.2	$249.8
Stock-based compensation	54.0	48.0	161.4	161.2
Amortization of acquired intangible assets	19.7	20.4	59.0	60.3
Acquisition and transaction-related charges	1.6	0.2	2.4	3.0
Impairment and other charges (credits), net	—	—	4.2	(0.8)
Non-operating charges(1)	—	—	—	2.0
Income tax adjustments(2)	(19.3)	(19.5)	(65.7)	(48.2)
Non-GAAP net income	$197.4	$118.0	$547.5	$427.3
GAAP diluted earnings per share	$1.17	$0.57	$3.20	$2.07
Stock-based compensation	0.45	0.40	1.34	1.34
Amortization of acquired intangible assets	0.16	0.17	0.49	0.50
Acquisition and transaction-related charges	0.01	0.00	0.02	0.02
Impairment and other charges (credits), net	—	—	0.03	(0.01)
Non-operating charges(1)	—	—	—	0.02
Income tax adjustments(2)	(0.16)	(0.16)	(0.54)	(0.40)
Non-GAAP diluted earnings per share	$1.64	$0.98	$4.53	$3.54

Cash provided by operating activities	$243.9	$213.8	$763.7	$651.9
Capital expenditures	(1.9)	(1.6)	(7.5)	(9.8)
Free cash flow	$242.0	$212.2	$756.2	$642.0

(1)
In the first nine months of FY'24, we recognized an impairment loss of $2.0 million on an available-for-sale debt security.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in the first nine months of FY'25 and FY’24, adjustments exclude a $10.4 million benefit and a $3.6 million charge, respectively, related to the tax impact of tax reserves related to prior years in foreign jurisdictions.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP operating margin	32.6%	18.5%	29.7%	23.6%
Stock-based compensation	8.4%	9.3%	8.7%	9.6%
Amortization of acquired intangible assets	3.1%	3.9%	3.2%	3.6%
Acquisition and transaction-related charges	0.2%	0.0%	0.1%	0.2%
Impairment and other charges (credits), net	0.0%	0.0%	0.2%	0.0%
Non-GAAP operating margin	44.3%	31.7%	42.0%	37.0%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the third quarter of 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	—	$—	—	$1,849,999,766
May 1, 2025 - May 31, 2025	267,282	$168.36	267,282	$1,805,001,497
June 1, 2025 - June 30, 2025	176,823	$169.60	176,823	$1,775,012,684
Total	444,105	$168.85	444,105	$1,775,012,684
(1)
As announced on November 6, 2024, our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q3'25

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

Date: July 31, 2025