Form 10-K
period 2025-09-30
PTC INC.
filed 2025-11-21
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2025

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

The aggregate market value of our voting stock held by non-affiliates was approximately $18,551,172,440 on March 31, 2025 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that date. There were 119,925,951 shares of our common stock outstanding on that day and 119,448,261 shares of our common stock outstanding on November 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2026 Annual Meeting of Shareholders (2026 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2025

Cautionary Note About Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In particular, statements that are not historical facts, including but not limited to, statements about our anticipated financial results, capital development and growth, stock repurchases, our artificial intelligence initiatives, our environmental sustainability initiatives, and the development of our products, markets and workforce, are forward-looking statements. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on our current plans, expectations and assumptions and are not guarantees of future performance. Factors that may cause our actual results to differ materially from these statements include, but are not limited to, the risks and uncertainties discussed in Item 1A. “Risk Factors” and elsewhere throughout this Annual Report. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Website References

References to our PTC.com website in this Annual Report and to our 2025 Impact Report, expected to be published in December 2025, are provided for convenience. The content on PTC.com and in our 2025 Impact Report is not incorporated by reference into this Annual Report.

PART I

ITEM 1. Business

Our Business

PTC is a global software company headquartered in Boston, Massachusetts. We employ over 7,000 people and support more than 30,000 customers globally.

We primarily serve customers in the following industry verticals:

•
Industrials
•
Federal, Aerospace and Defense
•
Electronics and High Tech
•
Automotive
•
Medical Technology and Life Sciences

Our customers are focused on improving their competitiveness in the face of global competition and increasing product complexity, and our suite of software offerings is a strategic enabler of this and their digital transformation initiatives. Given the breadth and openness of our portfolio, we enable the Intelligent Product Lifecycle: establishing a strong product data foundation in the engineering department and democratizing the access and use of that data across the enterprise to drive cross-functional collaboration, accelerate new product introduction timelines, and deliver higher product quality. By embracing the Intelligent Product Lifecycle, our customers establish the quality, consistency, and traceability of product data, ensuring the data is up-to-date, accessible, reliable, and actionable. Our customers can then go on to use this data to break down silos, streamline workflows, and achieve interoperability across departments, functions, and systems. This includes the growing emphasis on AI-driven transformation across our customers’ teams, operations, and processes. A product data foundation is the backbone of AI-driven transformation.

Our business is based on a subscription model and 95% of our 2025 revenue is recurring in nature. Compared to a perpetual license model, our subscription model naturally drives higher customer engagement and retention and provides better business predictability. This, in turn, enables us to make steady and sustained investments to support our customers and pursue mid-to-long-term growth opportunities.

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

Our Codebeamer® and pure::variantsTM application lifecycle management (ALM) solutions enable companies to accelerate the development of products that contain software, including software-defined products that require multiple software variants to be created and updated over the life of the product.

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

Our Markets and How We Address Them

We aim to create value for our customers, increase our Annual Run Rate (ARR) and cash flow, and deliver long-term value for shareholders. We focus our resources and attention on the solutions described above, where we believe we can create the greatest customer value.

Our growth is primarily driven by existing customers that continue to upgrade and expand their PTC footprint, multi-product adoption by customers, our commercial optimization initiatives, and new customers.

Approximately 75% of our sales are from products and services sold directly by our sales force to end-user customers. The rest of our sales of products and services are through third-party resellers. In general, our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business markets. Our strategic reseller and software partners enable us to increase our market reach, offer broader solutions, and add compelling technology to our offerings. Our strategic services partners provide service offerings to help customers implement our product offerings and transition to SaaS.

Additional financial information about our international and domestic operations may be found in Note 3. Revenue from Contracts with Customers of Notes to Consolidated Financial Statements in this Annual Report, which information is incorporated herein by reference.

Competition

We compete with a number of companies whose offerings address one or more specific functional areas covered by our solutions. For enterprise CAD and PLM solutions, we compete with large established companies including Autodesk, Dassault Systèmes SA, and Siemens AG. For our ALM products, we compete with IBM, Jama Software, Inc. and Siemens AG. For our SLM products, we compete with enterprise software companies such as Oracle, SAP, IFS AB, Microsoft, and Salesforce, and with companies that offer point solutions.

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

Our proprietary rights are subject to the risks and uncertainties described under Item 1A. Risk Factors, II. Risks Related to Our Intellectual Property below, which is incorporated into this section by reference.

Environmental Sustainability

At PTC, we’re working to contribute to the decarbonization and circularity of global manufacturing. While we have a climate action plan committed to reducing our company’s “footprint,” we believe far larger benefits will flow from our “handprint” stemming from our software offerings, which enable manufacturers to design, build, and service their products more sustainably.

Footprint

Our emission reduction plan is validated by the Science Based Targets initiative (SBTi). Our near-term commitment is to reduce by 2030 combined Scope 1 (direct emissions from owned/controlled operations) and Scope 2 (indirect energy use) emissions by 50% and reduce Scope 3 - Category 1 (Purchased Goods and Services) by 25% compared to our 2022 baseline. Our long-term net-zero commitment is to reach net-zero across all scope emissions by 2050, with absolute reductions of over 90% across Scopes 1-3, with accredited carbon removal offsets for the remaining 10% (or less) as needed.

We have already begun to implement programs and pursue initiatives to reduce our emissions and carbon footprint, including:

•
entering into a Virtual Power Purchase Agreement (VPPA);
•
prioritizing energy efficiency and accessibility to public transportation when selecting office space; and
•
providing a subsidy for employees' public transportation commute costs.

Handprint

Environmental sustainability is integral to our product offerings. With our software, manufacturers can support their sustainability and compliance initiatives, including by designing with less material, enhancing product repairability and circularity, improving factory efficiency, and enabling remote service.

In preparation for our sustainability reporting obligations, we conducted an enterprise-wide double materiality assessment to assess our sustainability risks and opportunities. As part of our assessment, we identified financially material opportunities related to consumer demand for software solutions that enable the mitigation of climate change and support the transition to a circular economy. While these opportunities cannot yet be quantified to a reasonable degree of certainty, additional qualitative information about these opportunities can be found in our 2025 Impact Report, which we expect to release in December 2025 in compliance with California’s Climate-Related Financial Risk Act.

People and Culture

Within our work environment, we seek to create an inclusive culture in which all employees can thrive. This is a key aspect of our talent strategy. Our approach is focused on promoting an agile culture, an increased sense of belonging, engaged work environments, and high-performing teams.

PTC at-a-Glance

As of September 30, 2025, PTC had 7,642 full-time employees. Our employee population is geographically diverse and serves a geographically diverse customer and partner network.

Compensation and Benefits

PTC provides a comprehensive and competitive compensation and benefits package designed to attract, retain, motivate, and engage talent around the world, including base salaries, and, for eligible roles, incentive and equity compensation. Employees also have the opportunity to purchase PTC stock at a discount through our Employee Stock Purchase Plan in eligible jurisdictions.

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

Talent Development & Employee Engagement

As we focus on enhancing the employee experience, we are increasing our efforts to invest in our people and create meaningful opportunities to learn, grow, develop, and advance their careers. We have development programs and coaching programs, as well as numerous other self-led learning paths. The variety of options means that employees have the ability to focus on the development path most meaningful to them.

Our Culture

We are committed to building a strong and inclusive workforce. We review and revise our practices and processes based on feedback and engagement scores from employee pulse surveys. We also integrate inclusive and thoughtful practices into the planning and execution of how we attract, select, develop, and retain talent.

Additional Information About Our Employee Initiatives

You can find more information about our employee initiatives in our 2025 Impact Report, which we expect to release in December 2025.

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

For example, customer demand for SaaS solutions is increasing. While our Arena, ServiceMax, and Onshape solutions are cloud-native SaaS solutions, and we have introduced our Windchill+ and Creo+ SaaS solutions, customers may not adopt them as we expect. If we are unable to compete successfully with competitors offering SaaS solutions, we could lose customers and/or fail to attract new customers, which could adversely affect our business, financial condition, operating results, and prospects.

Our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors and potential competitors have greater name recognition in the markets we serve and more financial, technical, sales and marketing, and other resources, which could limit our ability to gain customer recognition and confidence in our products and solutions and successfully sell our products and solutions, which could adversely affect our ability to grow our business.

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

In addition, we offer cloud services to our customers and some of our products, including our SaaS products, are hosted by third-party service providers, which expose us to additional risks as those repositories of our customers’ proprietary data may be targeted and a cyberattack or intrusion may be successful and material. Interception of data transmission, misappropriation or modification of data, corruption of data and attacks against our service providers may adversely affect our products or product and service delivery. Malicious code, viruses or vulnerabilities that are undetected by us or our service providers may disrupt our business operations generally and may have a disproportionate effect on our products that are developed and delivered in the cloud environment.

While we devote resources to maintaining the security and integrity of our products and systems, as well as performing due diligence of our third-party service providers, security breaches that have not had a material effect on our business or that of our customers have occurred, and we will continue to face cybersecurity threats and exposure. A significant breach of the security and/or integrity of our products or systems, or those of our third-party service providers, whether intentional or by human error by our employees or others, could disrupt our business operations or those of our customers, could prevent our products from functioning properly, could enable access to our sensitive, proprietary or confidential information or that of our customers. This could require us to incur significant costs of investigation, remediation and/or payment of a ransom; harm our reputation; cause customers to stop buying our products; and cause us to face lawsuits and potential liability, any of which could have a material adverse effect on our business, financial condition, operating results, and prospects.

We have a large ecosystem of strategic, technology, and software partners and system integrators that enable us to enhance our products and offerings, expand our market reach, and accelerate our customers’ digital transformation journeys. Failures by those partners or termination of those relationships could adversely affect our business, financial condition, operating results, and prospects.

We have many strategic, technology, and software partner and system integrator relationships with other companies that provide technologies and software that we embed in our solutions, that provide implementation services to our customers, that we work with to offer complementary solutions and services, and that market and sell our solutions. If these companies fail to perform as we expect, or if a company terminates or substantially alters the terms of the relationship, we could experience delays in product development, reduced or delayed sales, customer dissatisfaction, incur additional expenses, and our business, financial condition, results of operations, and prospects could be materially adversely affected.

We increasingly rely on third-party providers of cloud infrastructure services to deliver our offerings to users on our platform, and any disruption of or interference with our use of these services could adversely affect our business, financial condition, operating results, and prospects.

Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website in order to download our software or encrypted access keys for our software within an acceptable amount of time. We use a number of third-party service providers that we do not control for key components of our infrastructure, particularly with respect to development and delivery of our cloud-based products. The use of these service providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Third-party service providers operate their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party service providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud, and/or security attacks that we cannot predict or prevent. Such outages could adversely impact our business, financial condition, results of operations, and prospects.

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

A large amount of our sales are to customers in the discrete manufacturing sector. Manufacturers worldwide continue to face uncertainty about the global macroeconomic environment due to, among other factors, the effects of recently imposed import tariffs and threats of additional import tariffs, the effects of earlier and ongoing supply chain disruptions, high interest rates and inflation, volatile foreign exchange rates and the current relative strength of the U.S. Dollar, and the U.S. government’s focus on technology transactions with non-U.S. entities. Customers may delay, reduce, or forego purchases of our solutions due to these challenges and concerns, which could adversely affect our business, financial condition, results of operations, and prospects.

If we fail to successfully develop competitive SaaS solutions and to transform our operations to support the sale of SaaS solutions, our business and prospects could be adversely affected.

Transforming our business to offer and support SaaS solutions requires considerable additional investment in our organization. Whether we will be successful and will accomplish our business and financial objectives is subject to risks and uncertainties, including but not limited to: our ability to include functionality and usability in such offerings that address customer requirements, our ability to further develop and scale infrastructure, our ability and the ability of our partners to transition existing customer implementations to SaaS, customer demand, attach and renewal rates, channel adoption, and our costs. If we are unable to successfully establish these new offerings and navigate our business transition, our business, financial condition, results of operations, and prospects could be adversely affected.

Because our sales and operations are globally dispersed, we face additional compliance risks, and any compliance failure could adversely affect our business and prospects.

We sell and deliver software and services and maintain support operations in many countries whose laws and practices differ from one another and are subject to unexpected changes. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws of those countries and those of the U.S. governing our activities in non-U.S. countries.

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

We and our customers are subject to an increasing number of laws and regulations enacted by multiple countries and jurisdictions that require new and extensive disclosures on sustainability topics, and, in some cases, remediation of adverse effects. This evolving regulatory environment will increase our compliance costs and expose us to risks associated with regulatory compliance.

The regulatory landscape for sustainability disclosures continues to evolve and expand and impose greater disclosure obligations on us. These laws and regulations include the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) and Corporate Sustainability Due Diligence Directive (“CSDDD”), and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Disclosure Act. These frameworks require extensive disclosures related to sustainability risks and opportunities. Additionally, the CSDDD will require us to conduct due diligence to identify, prevent, mitigate, and account for actual and potential adverse impacts on human rights and the environment arising from our operations and those of our customers and suppliers, and to remediate such impacts. Compliance with these laws and regulations requires significant investment in resources, including the implementation of new reporting systems, enhanced data collection processes, and robust due diligence procedures.

Many of our customers and potential customers are also subject to these laws and directives. As a result, those companies will be required to assess our sustainability efforts and impacts. If we are unable to satisfactorily address their requests for information or other sustainability-related requirements or expectations, customers may reduce or terminate their contracts with us and customers and potential customers may choose alternative software solutions, which could adversely affect our business, financial condition, results of operations, and prospects.

The regulatory landscape for sustainability disclosures and obligations continues to evolve and expand, and additional laws or regulatory requirements may impose further compliance burdens on us and further increase our compliance and operating costs.

We are subject to increasing, evolving, and conflicting expectations and scrutiny with respect to our sustainability disclosures and initiatives. Failure to meet stakeholder expectations or actual or perceived inconsistencies or inaccuracies in our sustainability disclosures could result in reputational harm, regulatory investigations, or litigation.

Expectations around environmental, social, governance and other sustainability matters continue to evolve rapidly, and stakeholders – including investors, customers, employees, and regulators – are increasingly focused on our sustainability disclosures and performance against targets. If we fail, or are perceived to have failed, to make progress on our stated sustainability targets or initiatives, or if our sustainability initiatives or disclosures are or are perceived to be inadequate, inaccurate, misleading, or unlawful, our reputation could be harmed, and we could face regulatory investigations, enforcement actions, fines, penalties, and litigation, any of which could adversely affect our business, financial condition, results of operations, and prospects. Additionally, differing stakeholder views on sustainability priorities may create tension or conflict, which could adversely affect our reputation, employee morale, or investor relations.

Our use of artificial intelligence (“AI”) technology and the incorporation of AI technology into our products carries risks and challenges that could adversely affect our business, financial condition, results of operations, and prospects.

We are increasingly incorporating AI capabilities into many of our products to enable our customers to become more agile and productive. The integration of AI into our products presents risks and challenges, including that we may be unable to integrate AI technologies into our products when or as we expect, that our customers do not appreciate or realize the anticipated benefits of such technologies, that competitors may incorporate AI into their products more quickly or effectively, that our AI-based solutions could produce inaccurate results or have other unintended consequences, or that our AI-based solutions may expose us to lawsuits, regulatory investigations, or other proceedings, and subject us to legal liability as well as brand and reputational harm, all of which could negatively affect our business, financial condition, results of operations, and prospects.

We also use AI tools internally to make certain business processes more efficient. While these technologies offer significant benefits, they also create risks and challenges. Although we implement measures to address the accuracy and appropriate use of AI tools, including internal AI policies and training, these efforts may not always be successful. Inadvertent selection of AI tools that introduce bias, errors, or hallucinations, as well as any failure by our employees, contractors, or partners to adhere to our AI policies, or inappropriate use of AI, could result in violations of confidentiality obligations, laws, or regulations, jeopardize our intellectual property rights, or expose our products or business systems to defects and malware, any of which could adversely affect our business, financial condition, results of operations, and prospects.

II. Risks Related to Our Intellectual Property

We may be unable to adequately protect our proprietary rights, which could adversely affect our competitive position, business and prospects.

Our software products are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents, and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, the laws of all relevant jurisdictions may not afford adequate protection to our software products and other intellectual property. In addition, we frequently encounter attempts by individuals and companies to pirate our software. If our measures to protect our intellectual property rights fail, others may be able to use those rights, which could reduce our competitiveness and adversely affect our business, financial condition, operating results, and prospects.

Any legal action to protect our intellectual property rights that we may bring or be engaged in could be expensive, divert management’s attention from regular operations, and lead to additional claims against us, and we may not prevail, any of which could adversely affect our business, financial condition, operating results, and prospects.

Many of our products and services incorporate or depend on open source software components, which are governed by various open source licenses. Some of these licenses may require, as a condition of use, modification, or distribution, that we make available the source code of our proprietary software or derivative works. While we maintain policies and procedures designed to monitor and control the use of open source software in our products and in any third-party software that is incorporated into our products, and ensure compliance with applicable licenses, these controls may not be effective in all cases. If we inadvertently use open source software in a manner that triggers such disclosure obligations, we could be required to publicly disclose portions of our proprietary code, which could result in a loss of competitive advantage and intellectual property rights, which could adversely affect our business, financial condition, operating results, and prospects.

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

III. Risks Related to Acquisitions and Divestitures

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

Further, if we do not achieve the expected return on our investments, it could impair the intangible assets and goodwill that we recorded as part of an acquisition, which could require us to record a reduction in the value of those assets.

Divestitures of businesses or assets may not achieve the intended strategic or financial benefits and may otherwise adversely affect our business and prospects.

We have divested, and may in the future divest, businesses, product lines, or other assets as part of our ongoing business strategy. If we fail to successfully execute and manage these divestitures, if a divestiture does not yield the anticipated financial or operational benefits, or if the businesses or assets we divest have unexpected legal, financial, or operational liabilities, our business, financial condition, results of operations, and prospects could be adversely affected.

The types of issues that we may face in connection with divestitures include:

•
difficulties separating the operations, technologies, or personnel of the business to be divested from our ongoing operations;
•
disruption to our remaining business, including loss of revenue or customers associated with the divested business or asset;
•
unanticipated costs or liabilities, including indemnification obligations, retained liabilities, or disputes with purchasers;
•
diversion of management and employee attention from ongoing operations;
•
challenges in reallocating resources and personnel following the divestiture;
•
potential loss of key personnel who may leave as a result of the transaction;
•
adverse impacts on our relationships with customers, partners, or suppliers;
•
potential incompatibility of business cultures or systems during transition; and
•
litigation arising from the transaction, including disputes over purchase price adjustments, indemnities, or other contractual terms.

Further, if investors or analysts do not like or understand the divestiture or if they believe we did not receive a fair price for the business or assets, they may sell their shares or alter their view of our prospects, which could cause our share price to decline.

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

If we were to issue a significant amount of equity securities in connection with an acquisition, existing shareholders would be diluted and our stock price could decline.

IV. Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our business, financial condition, results of operations, and prospects, as well as our ability to meet our payment obligations under our debt.

We have a substantial amount of indebtedness. As of November 21, 2025, our total debt outstanding was approximately $1,270 million, $500 million of which was associated with the 4.000% senior notes issued in February 2020, which mature in February 2028 and are unsecured ("2028 Notes"); $301 million of which was borrowed under our credit facility revolving line, which matures in January 2028; and $469 million of which was borrowed under our credit facility term loan (which began amortizing in March 2024). All amounts outstanding under the credit facility and the 2028 Notes will be due and payable in full on their respective maturity dates. As of November 21, 2025, we had unused commitments under our credit facility of approximately $949 million. PTC Inc. and one of our foreign subsidiaries are eligible borrowers under the credit facility and certain other foreign subsidiaries may become borrowers under our credit facility in the future, subject to certain conditions.

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

We and our subsidiaries might incur significant additional indebtedness and other obligations in the future, including secured debt. Although the credit agreement governing our credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. The additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, the credit agreement and the indenture governing our senior notes due 2028, will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, or we incur other obligations, the related risks that we now face could increase.

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

If we cannot make scheduled payments on our debt, we will be in default and the lenders under our credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings, the holders of our 2028 Notes could declare all outstanding principal, premium, if any, and interest to be due and payable, and we could be forced into bankruptcy or liquidation. These events could result in a loss of your investment.

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

Our effective tax rate and tax payment obligations can be adversely affected by several factors, many of which are outside of our control, including:

•
changes in tax laws regulations, and interpretations in multiple jurisdictions in which we operate;
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

ITEM 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are subject to various cybersecurity risks in connection with our business. For more information on our cybersecurity related risks, see Item 1A. Risk Factors, I. Risks Related to Our Business Operations and Industry of this Annual Report.

Our Approach

We take a holistic, multi-layered approach to cybersecurity and privacy that combines traditional Defense-in-Depth methods with next-generation Zero Trust principles. In developing our cybersecurity risk management program, we are informed by industry benchmarks and standards, including the cybersecurity framework created by the National Institute of Standards and Technology (“NIST”) and the Software Assurance Maturity Model developed by the OWASP (the “OWASP SAMM”). We also have various security-related certifications and authorizations, including ISO 27001, SOC 2 Type II and FedRAMP, for certain of our products and services.

People. Recognizing that technology alone cannot mitigate all security threats, we focus on developing our most critical resource: our people. Our corporate cybersecurity awareness activities are combined with enterprise-wide and department-specific tools and mandatory employee training, providing our employees with knowledge and resources to support our efforts to mitigate security threats.

Process. We maintain processes and policies to try to anticipate security risks and facilitate compliance with applicable contractual obligations, regulations, and standards, as well as address any incidents or violations. We focus on continuous improvement and constantly mature our processes to keep pace with the rapidly evolving cybersecurity threat landscape.

Technology. We seek to automate processes and remove the potential for human error to the extent feasible by implementing technology solutions. From fundamental IT security to development of our software products and keeping our customers’ data safe, we aim to maintain a secure infrastructure that is appropriately monitored for possible threats.

These three key elements of people, process, and technology are tightly interwoven to support our aim to secure our environments and the data for which we are a custodian.

Governance

Cybersecurity is a risk area with oversight at the highest levels of the organization, including the Executive and Board Level. The overall operational program is led by the Cybersecurity Strategy Council, a cross-functional team of executives and subject matter experts, led by our Chief Product Security Officer, Chief Information Security Officer and Chief Compliance Officer. The Cybersecurity Strategy Council oversees a “Three Lines Model” of Operations, Risk Monitoring and Oversight, and Audit, to effectively address cybersecurity, risk management, and control. All Cybersecurity, Risk, and Internal Audit functions report to the PTC Executive Leadership Team.

We provide regular updates on our cybersecurity strategic plans, programs, and initiatives to the Cybersecurity Committee of the Board of Directors at its four regularly scheduled meetings per year. Our Incident Response Plans provide for notice, and continued updates, to the Cybersecurity Committee of applicable incidents on a timely basis.

Risk Assessment

We conduct an annual cybersecurity maturity assessment. Periodically, we engage a third-party security consulting firm to conduct an Enterprise Security Maturity Assessment. This independent assessment provides a mechanism to benchmark our current risk profile and enables us to measure progress as we make program improvements. Identified cybersecurity risks are reviewed by the Cybersecurity Strategy Council, which ensures that risk tolerances are established and used to appropriately manage risks and address the risks identified.

Third-Party Vendor Risk Management

Our Vendor Risk Management (VRM) program is designed to meet cybersecurity, privacy, regulatory and compliance obligations, by managing risk associated with third-party vendors who have access to PTC IT systems and data. Prior to outsourcing or allowing third-party access to PTC or customer systems, IP, or data; risks associated with such activity are identified and documented. The process of selecting a third-party vendor includes due diligence of the vendor service or product in question. Third-party companies using PTC facilities or accessing PTC’s IT Systems are subject to PTC’s VRM review and must demonstrate that proper security measures are in place before they have access to any PTC IT systems or data. All such vendors are to be approved by PTC’s VRM process and contractually bound to maintain appropriate cybersecurity technical and organization measures and to protect PTC’s data to which they may have access.

Incident Response

We maintain an Enterprise Cybersecurity Incident Response Policy to address cybersecurity incidents. The Policy is tested on a periodic basis, including an ongoing improvement program involving periodic tabletop exercises. Cybersecurity incident handling is managed by individual organizations with cybersecurity responsibility and monitored/guided by applicable corporate functions. All Cybersecurity Incident Response Plans under the Policy are based on industry standards, such as the NIST Computer Security Incident Handling Guide – Special Publication 800-61.

Management’s Role in Assessing and Managing Our Risks from Cybersecurity Threats

Our Cybersecurity Program is overseen by executives on our Executive Leadership Team and managed by our Cybersecurity Strategy Council, including our Senior Vice President, Chief Information Security Officer (CISO), who reports to our Executive Vice President, Chief Digital and Information Officer (CDO). Our CISO is responsible for day-to-day risk management activities, including staying informed about and monitoring prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, and the use of technological tools and software. Our CDO is responsible for our broader IT program, which includes our ability to remediate and recover from a cybersecurity incident while reducing impacts to the business and operations. Our CDO and CISO regularly report directly to the Cybersecurity Committee of the Board of Directors on our Cybersecurity Program and efforts to prevent, detect, mitigate, and remediate issues. In addition, we have an escalation process in place to inform senior management and the Cybersecurity Committee and the Board of Directors of material issues.

Management Experience

Our CDO and CISO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CDO joined PTC as Chief Digital and Information Officer in January 2022 and is responsible for PTC’s global information technology (IT) team, overseeing PTC’s digital infrastructure and working with business leaders to guide PTC’s digital process optimization strategy. He has more than two decades of IT and operations leadership. Before joining PTC, he served as Global Vice President and Chief Information Officer for Avaya, where he led a globally-dispersed team of 1,200 IT professionals to support the entire global Avaya enterprise. Prior to Avaya, he held technology leadership roles at Arise Virtual Solutions Inc., Oracle, and Colorado College.

Our CISO joined PTC as Cyber Information Security Officer in April 2022 and, before joining PTC, was the Vice President, Information Technology, North America and Europe for Alorica, where he led Alorica’s transformation to a secure endpoint architecture for 90,000 global remote and hybrid employees.

ITEM 2. Properties

We currently have 61 office locations used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 897,000 square feet of leased facilities used in operations, approximately 281,000 square feet are located in the U.S., including approximately 169,000 square feet at our headquarters facility located in Boston, Massachusetts, and approximately 267,000 square feet are located in India, where a significant amount of our research and development is conducted.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol "PTC."

On September 30, 2025, the close of our fiscal year, and on November 19, 2025, our common stock was held by 821 and 815 shareholders of record, respectively.

The table below shows the shares of our common stock we repurchased in the fourth quarter of 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	$1,775,012,684
August 1, 2025 - August 31, 2025	236,795	$211.14	236,795	$1,725,015,150
September 1, 2025 - September 30, 2025	119,627	$209.00	119,627	$1,700,012,666
Total	356,422	$210.42	356,422	$1,700,012,666
(1)
As announced on November 6, 2024, our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Operating and Non-GAAP Financial Measures

Our discussion of results includes discussion of our ARR (Annual Run Rate) operating measure, non-GAAP financial measures, and disclosure of our results on a constant currency basis. ARR and our non-GAAP financial measures, including the reasons we use those measures, are described below in Operating and Non-GAAP Financial Measures. The methodology used to calculate constant currency disclosures is described in Results of Operations - Impact of Foreign Currency Exchange on Results of Operations. You should read those sections to understand our operating measure, non-GAAP financial measures, and constant currency disclosures.

Executive Overview

ARR grew 10% (8.5% constant currency) to $2.48 billion as of the end of FY'25 compared to FY’24.

Cash provided by operating activities grew 16% to $868 million in FY'25 compared to FY'24. Free cash flow grew 16% to $857 million in FY'25 compared to FY'24. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. In FY'25, we made net debt repayments of $553 million and repurchased $300 million of our outstanding shares. We ended FY’25 with cash and cash equivalents of $184 million and gross debt of $1.20 billion, which debt carried an aggregate weighted average interest rate of 4.9%.

Revenue grew 19% (18% constant currency) in FY'25 compared to FY'24. Under ASC 606, the timing of revenue recognition for on-premises subscription revenue can vary significantly, impacting reported revenue, operating margin, and earnings per share. FY'25 revenue growth reflects the higher total value and longer average duration of contracts that commenced in the current year. Operating margin grew by approximately 1030 basis points in FY'25 compared to FY'24, reflecting higher revenue as well as continued operating discipline. Diluted earnings per share grew 95% to $6.08 in FY'25 compared to FY'24, driven by revenue growth.

On November 5, 2025, we entered into a definitive agreement with an affiliate of TPG, under which we agreed to sell our Kepware and ThingWorx businesses for total consideration of up to $725 million, if certain targets are achieved. We may receive up to $600 million upon closing of the transaction, which may be reduced by $35 million if certain growth targets are not achieved for a period between signing and closing, and further adjusted as set forth in the purchase agreement. We may receive up to $125 million of contingent consideration upon the sale of the business by TPG. The transaction is expected to close in the first half of calendar 2026. Our expected use of the net after-tax proceeds will follow our overall capital allocation strategy of returning excess cash to shareholders via share repurchases, while allowing for potential tuck-in acquisitions.

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

For discussion of our FY'24 results and comparison to our FY'23 results, refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2024.

(Dollar amounts in millions, except per share data)	Year ended September 30,		Percent Change
	2025	2024	Actual	Constant Currency(1)
ARR	$2,478.5	$2,254.7	10%	8%

Total recurring revenue(2)	$2,600.5	$2,134.0	22%	21%
Perpetual license	31.4	32.2	(3)%	(3)%
Professional services	107.3	132.2	(19)%	(19)%
Total revenue	2,739.2	2,298.5	19%	18%
Total cost of revenue	445.0	444.8	0%	0%
Gross margin	2,294.2	1,853.7	24%	23%
Operating expenses	1,311.9	1,265.6	4%	3%
Operating income	$982.4	$588.1	67%	64%
Non-GAAP operating income(1)	$1,302.1	$894.3	46%	44%
Operating margin	36%	26%
Non-GAAP operating margin(1)	48%	39%
Diluted earnings per share(3)	$6.08	$3.12
Non-GAAP diluted earnings per share(1)(3)	$7.94	$5.08

Cash provided by operating activities	$867.7	$750.0
Capital expenditures	(11.0)	(14.4)
Free cash flow	$856.7	$735.6

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
(3)
This amount differs from our Q4'25 earnings release due to an immaterial adjustment related to foreign currency option contracts entered into in Q4'25 resulting in a $7.0 million decrease in Net income and a $0.06 decrease in GAAP and non-GAAP Diluted earnings per share.

Impact of Foreign Currency Exchange on Results of Operations

Approximately 50% of our revenue and 35% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Changes in foreign currency exchange rates were a slight tailwind to reported income statement results compared to constant currency results in FY’25. ARR was positively impacted by more favorable currency exchange rates, particularly the Euro to U.S. Dollar exchange rate, as of September 30, 2025 compared to September 30, 2024.

The results of operations in the table above, and the tables and discussions below about revenue by line of business and product group present both actual percentage changes year over year and percentage changes on a constant currency basis. Our constant currency disclosures are calculated by multiplying the results in local currency for FY'25 and FY'24 by the exchange rates in effect on September 30, 2024. If FY'25 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been lower by $33 million, revenue would have been higher by $21 million, and expenses would have been higher by $9 million. If FY'24 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2024, ARR would have been the same, revenue would have been higher by $34 million, and expenses would have been higher by $14 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2025	2024	Actual	Constant Currency
License(1)	$1,162.7	$806.9	44%	43%
Support and cloud services(2)	1,469.2	1,359.4	8%	7%
Software revenue	2,631.9	2,166.2	21%	21%
Professional services	107.3	132.2	(19)%	(19)%
Total revenue	$2,739.2	$2,298.5	19%	18%

(1)
Includes perpetual licenses and the license portion of on-premises subscription sales.
(2)
Includes support on perpetual licenses, the support portion of on-premises subscription sales, SaaS, and hosting services.

Software revenue growth in FY'25 was driven by license revenue growth, which reflects the higher total value and notably longer average duration of contracts commencing in the current year. These large contracts with longer durations additionally drove a $179 million (89%) year-over-year increase in long-term receivables and a $601 million (27%) year-over-year increase in Remaining Performance Obligations (RPO).

Support and cloud services revenue growth in FY'25 was mainly driven by growth in PLM.

Professional services revenue decreased in FY'25 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Year ended September 30,		Percent Change
	2025	2024	Actual	Constant Currency
PLM	$1,639.0	$1,333.4	23%	22%
CAD	992.9	832.8	19%	19%
Software revenue	$2,631.9	$2,166.2	21%	21%

PLM software revenue growth in FY'25 was driven by the higher total value and longer average duration of contracts commencing in the period. PLM software revenue grew across all geographic regions, primarily driven by Windchill.

PLM ARR grew 10% (8% constant currency) from September 30, 2024 to September 30, 2025, primarily driven by Windchill and Codebeamer.

CAD software revenue growth in FY'25 was driven by the higher total value and longer average duration of contracts commencing in the period. CAD software revenue grew across all geographic regions, primarily driven by Creo.

CAD ARR grew 10% (9% constant currency) from September 30, 2024 to September 30, 2025, primarily driven by Creo.

Gross Margin

(Dollar amounts in millions)	Year ended September 30,
	2025	2024	Percent Change
License gross margin	$1,115.8	$760.0	47%
License gross margin percentage	96%	94%
Support and cloud services gross margin	$1,177.4	$1,084.8	9%
Support and cloud services gross margin percentage	80%	80%
Professional services gross margin	$1.1	$8.9	(88)%
Professional services gross margin percentage	1%	7%

Total gross margin	$2,294.2	$1,853.7	24%
Total gross margin percentage	84%	81%

Non-GAAP gross margin(1)	$2,349.8	$1,913.6	23%
Non-GAAP gross margin percentage(1)	86%	83%

(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin grew at a higher rate than license revenue in FY'25 due mainly to license revenue growth. Total cost of license revenue in FY'25 remained consistent with FY'24, with lower intangible amortization expense offsetting growth in other areas.

Support and cloud services gross margin growth in FY'25 was in line with support and cloud services revenue growth. Cost of support and cloud services grew 6% in FY'25, primarily due to increasing compensation-related costs and cloud and software subscription-related costs as the business grows.

Professional services gross margin decreased in FY’25 compared to FY’24, primarily driven by a sharper decrease in professional services revenue than in professional services expense. The decreases in professional services revenue and costs are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Year ended September 30,
	2025	2024	Percent Change
Sales and marketing	$566.5	$559.0	1%
% of total revenue	21%	24%
Research and development	457.7	433.0	6%
% of total revenue	17%	19%
General and administrative	226.1	232.4	(3)%
% of total revenue	8%	10%
Amortization of acquired intangible assets	45.9	42.0	9%
% of total revenue	2%	2%
Impairment and other charges (credits), net	15.6	(0.8)	2,050%
% of total revenue	1%	0%
Total operating expenses	$1,311.9	$1,265.6	4%

Total headcount increased by 2% between September 30, 2024 and September 30, 2025.

Operating expenses in FY'25 compared to FY'24 increased primarily due to the following:

•
a $19 million (2%) increase in total compensation expense (including stock-based compensation), driven by a $17 million increase in severance costs primarily related to our go-to-market realignment (which is mainly included in Sales and marketing) and headcount growth, offset by lower compensation charges in General and administrative due to our FY'24 chief executive officer succession;
•
$16 million impairment charges recognized in Q2'25 and Q4'25 related to the lease assets associated with the subleased portion of our Boston office; and
•
a $6 million increase in acquisition and transaction-related costs.

Interest Expense

(Dollar amounts in millions)	Year ended September 30,
	2025	2024	Percent Change
Interest expense	$(77.0)	$(119.7)	(36)%

Interest expense includes interest on our revolving credit facility, term loan, senior notes that were redeemed in Q2'25, and senior notes due in 2028. The decrease in interest expense was driven by lower debt balances and lower interest rates.

Other Income

(Dollar amounts in millions)	Year ended September 30,
	2025	2024	Percent Change
Interest income	$3.4	$4.4	(22)%
Other income (expense), net	11.4	(3.8)	398%
Other income, net	$14.8	$0.6	2,578%

Other income, net increased in FY'25 compared to FY'24, primarily driven by a $13 million contingent consideration earnout recognized in Q4'25 related to the sale of a portion of our PLM services business in FY'22. An immaterial adjustment related to foreign currency option contracts entered into in Q4'25 resulted in a $9.3 million decrease in Other income, net compared to amounts from our Q4'25 earnings release.

Income Taxes

(Dollar amounts in millions)	Year ended September 30,
	2025	2024	Percent Change
Income before income taxes	$920.2	$469.0	96%
Provision for income taxes	$186.2	$92.6	101%
Effective income tax rate	20%	20%

An immaterial adjustment related to foreign currency option contracts entered into in Q4'25 resulted in a $2.3 million decrease to Provision for income taxes compared to amounts from our Q4’25 earnings release.

Our effective tax rates for FY'25 and FY'24 were impacted by a number of offsetting items as outlined below, as well as by the year-over-year increase in Income before income taxes, which was primarily domestic; however, there was ultimately no net change in the effective tax rate year-over-year. In FY'25 and FY'24, our income tax rate included the effects of Internal Revenue Service (IRS) procedural guidance requiring consent for previously automatic changes of accounting method. The IRS procedural guidance change significantly increased our estimated taxable income in FY'24, with a lesser impact to taxable income in FY'25. In FY'25, we recorded tax expense of $11 million primarily related to accrued interest stemming from the effects of the procedural guidance. In FY'24, we recorded a benefit of $4 million primarily related to an increase to the estimated tax benefit for the deductions associated with Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII").

Additionally, in FY'25, we recorded tax benefits of $11 million related to tax reserves in foreign jurisdictions.

In FY'24, the rate was impacted by a U.S. Tax Court ruling in Varian Medical Systems, Inc. v. Commissioner, issued on August 26, 2024. The ruling related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Act (our fiscal 2018). As a result, we recorded a $14 million benefit for additional foreign tax credits that became available to us. These benefits were offset by a tax expense of $5 million related to a tax reserve in a foreign jurisdiction.

In FY'24, we requested consent from the IRS to change the accounting method for the treatment of certain deductions. In accordance with GAAP, our financial statements reflect the fact that as of September 30, 2025 we had not received the consent. Accordingly, we have included an unrecognized tax benefit of $109 million within Other liabilities on the Consolidated Balance Sheets. We received this consent in October 2025. Consequently, in Q1'26 we will release the reserve, primarily resulting in a decrease to Deferred tax assets.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to us beginning in FY'26. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. There is no material impact to our financial statements for FY'25. We are in the process of evaluating the prospective impact of the Act to our consolidated financial statements and cash flow, but currently expect such changes will have a material positive cash impact in FY'26 and FY'27, which is reflected in our guidance. As our review is not yet complete, our expectations could change.

Liquidity and Capital Resources

(in millions)	September 30,
	2025	2024
Cash and cash equivalents	$184.4	$265.8
Restricted cash	0.6	0.7
Total	$185.0	$266.5

(in millions)	Year ended September 30,
	2025	2024
Net cash provided by operating activities	$867.7	$750.0
Net cash used in investing activities	$(38.3)	$(124.8)
Net cash used in financing activities	$(908.5)	$(650.7)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of September 30, 2025, we had cash and cash equivalents of $18 million in the U.S., $87 million in Europe, $63 million in Asia Pacific (including India), and $16 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash inflows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $118 million in FY'25 compared to FY'24. This increase was driven by higher collections, lower interest payments, and lower vendor disbursements, partially offset by higher tax payments and higher severance payments. Interest payments were $59 million lower in FY'25 than in FY'24, driven by the Q1'24 payment of $30 million of imputed interest on a deferred acquisition payment associated with our FY'23 acquisition of ServiceMax, as well as lower interest payments in FY'25 due mainly to lower debt balances.

Cash Used in Investing Activities

Cash used in investing activities in FY'25 was driven by outflows from the settlement of net investment hedges. Cash used in investing activities in FY'24 was driven by the acquisition of pure-systems for $93 million.

Cash Used in Financing Activities

Cash used in financing activities in FY'25 included net payments of $553 million on our outstanding debt, including the redemption of our 2025 senior notes primarily using a draw on our credit facility, and the repurchase of $300 million of our common stock. Cash used in financing activities in FY'24 included $620 million paid to settle the ServiceMax deferred acquisition payment, partially offset by net borrowings of $46 million to fund that payment and the pure-systems acquisition. Payments of withholding taxes in connection with vesting of stock-based awards were lower in FY'25 compared to FY'24, primarily driven by the vesting of certain awards in connection with the chief executive officer succession in Q2'24.

Outstanding Debt

(in millions)	September 30,
	2025	2024
4.000% Senior notes due 2028	$500.0	$500.0
3.625% Senior notes due 2025	—	500.0
Credit facility revolver line	231.3	262.0
Credit facility term loan	468.8	490.6
Total debt	1,200.0	1,752.6
Unamortized debt issuance costs for the senior notes	(2.6)	(4.1)
Total debt, net of issuance costs	$1,197.4	$1,748.6

Undrawn under credit facility revolver	$1,018.8	$988.0
Undrawn under credit facility revolver available to borrow	$1,001.7	$972.1

As of September 30, 2025, we were in compliance with all financial and operating covenants of the credit facility and the senior note indenture. As of September 30, 2025, the annual rate for borrowings outstanding under the credit facility was 5.6%.

Our credit facility and our senior notes, including the financial and operating covenants and limitations on the payment of dividends, are described in Note 8. Debt of Notes to the Consolidated Financial Statements in this Annual Report. As of September 30, 2025, $25 million of our debt associated with the credit facility term loan was classified as current. In Q2'25, we redeemed the 2025 senior notes using a draw on our revolving credit facility and cash on hand.

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

In FY'25, we repurchased 1.65 million shares for $300 million. We did not repurchase any shares in FY'24.

Our long-term goal is to return excess cash to shareholders via share repurchases, while also taking into consideration the interest rate environment and strategic initiatives and acquisitions, which could cause us to reduce, suspend, or cease repurchases. We expect to repurchase approximately $150 to $250 million of our common stock per quarter in FY'26.

Expectations for 2026

We believe that existing cash and cash equivalents, together with cash inflows from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements.

We expect to use the net after-tax proceeds of the Kepware and ThingWorx divestiture to repurchase shares, in line with our long-term goal of returning excess cash to shareholders.

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

Contractual Obligations

At September 30, 2025, our future contractual obligations were related to debt, leases, pension liabilities, unrecognized tax benefits, and purchase obligations. See Note 8. Debt, Note 16. Leases, Note 13. Pension Plans, and Note 7. Income Taxes of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $188.8 million, with $91.9 million expected to be paid in FY'26 and $96.9 million thereafter. Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware, financing leases, operating leases with original terms of less than 12 months, and other marketing and consulting contracts. Contracts for which our commitment is variable or based on volumes with no fixed minimum quantities and contracts that can be canceled without payment penalties are not included in the purchase obligation amounts above. The purchase obligations included above are in addition to amounts included in Current liabilities and Prepaid expenses recorded on our September 30, 2025 Consolidated Balance Sheet.

As of September 30, 2025, we had letters of credit and bank guarantees outstanding of approximately $15.6 million (of which $0.6 million was collateralized).

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
•
As ARR includes only contracts that are active at the end of the reporting period, ARR does not reflect assumptions or estimates regarding future contract renewals or non-renewals.
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

Non-operating charges (credits), net are gains or losses associated with sales or changes in value of assets or liabilities that are generally investing or financing in nature and are not indicative of our ongoing ordinary operating activities. In FY'25, we recognized a gain related to contingent consideration earned upon the achievement of performance milestones associated with the FY'22 sale of a portion of our PLM services business. In FY'24, we recognized a non-operating impairment charge related to an available-for-sale debt security.

Income tax adjustments include the tax impact of the items above. Additionally, we exclude other material tax items that we do not include when reviewing our operating results internally. For example, in FY'25, adjustments include a benefit for a tax reserve related to prior years in a foreign jurisdiction. Adjustments in FY'24 include a charge for a tax reserve related to prior years in a foreign jurisdiction.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results, certain of those items are recurring, and other items often recur. Accordingly, the non-GAAP financial measures included in this Annual Report should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure on our financial statements.

(in millions, except per share amounts)	Year ended September 30,
	2025	2024
GAAP gross margin	$2,294.2	$1,853.7
Stock-based compensation	22.7	21.4
Amortization of acquired intangible assets included in cost of revenue	32.8	38.5
Non-GAAP gross margin	$2,349.8	$1,913.6
GAAP operating income	$982.4	$588.1
Stock-based compensation	216.2	223.5
Amortization of acquired intangible assets	78.8	80.5
Acquisition and transaction-related charges	9.1	3.1
Impairment and other charges (credits), net	15.6	(0.8)
Non-GAAP operating income	$1,302.1	$894.3
GAAP net income	$734.0	$376.3
Stock-based compensation	216.2	223.5
Amortization of acquired intangible assets	78.8	80.5
Acquisition and transaction-related charges	9.1	3.1
Impairment and other charges (credits), net	15.6	(0.8)
Non-operating charges (credits), net(1)	(13.1)	2.0
Income tax adjustments(2)	(81.8)	(71.2)
Non-GAAP net income	$958.8	$613.4
GAAP diluted earnings per share	$6.08	$3.12
Stock-based compensation	1.79	1.85
Amortization of acquired intangible assets	0.65	0.67
Acquisition and transaction-related charges	0.08	0.03
Impairment and other charges (credits), net	0.13	(0.01)
Non-operating charges (credits), net(1)	(0.11)	0.02
Income tax adjustments(2)	(0.68)	(0.59)
Non-GAAP diluted earnings per share	$7.94	$5.08

Cash provided by operating activities	$867.7	$750.0
Capital expenditures	(11.0)	(14.4)
Free cash flow	$856.7	$735.6

(1)
In FY'25, we recognized a $13.1 million gain related to contingent consideration earned upon the achievement of performance milestones associated with the FY'22 sale of a portion of our PLM services business. In FY'24, we recognized an impairment loss of $2.0 million on an available-for-sale debt security.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in FY'25, adjustments exclude a $10.4 million tax benefit or $0.09 per share for a tax reserve related to prior years in a foreign jurisdiction. In FY'24, adjustments exclude a tax expense of $4.4 million or $0.04 per share for a tax reserve related to prior years in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Year ended September 30,
	2025	2024
GAAP operating margin	35.9%	25.6%
Stock-based compensation	7.9%	9.7%
Amortization of acquired intangible assets	2.9%	3.5%
Acquisition and transaction-related charges	0.3%	0.1%
Impairment and other charges (credits), net	0.6%	(—)%
Non-GAAP operating margin	47.5%	38.9%

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

Allocation of transaction price. We estimate the standalone selling price of each identified performance obligation and use that estimate to allocate the transaction price among the performance obligations. The estimated standalone selling price is determined using all information reasonably available to us, including market conditions and other observable inputs. Significant judgment is used in determining the standalone selling prices of the on-premises license, support, and cloud components of our subscription products. These estimates are subject to change as our product offerings change and could have a significant impact due to the difference in the timing of revenue recognition for on-premises licenses versus support and cloud.

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

We have unrecognized tax benefits as of September 30, 2025 of $157.7 million. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. As described in Note 7. Income Taxes, within the next 12 months the amount of unrecognized tax benefits related to the IRS consent will be reduced by $109.2 million. Apart from that, we do not believe it is reasonably possible that there could be additional reductions to the amount of unrecognized tax benefits within the next 12 months.

As of September 30, 2025, we have a valuation allowance of $3.4 million against net deferred tax assets in the U.S. and a valuation allowance of $5.1 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded in the U.S. relates to Massachusetts tax credit carryforwards that we do not expect to realize a benefit from prior to expiration.

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

Recent Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Refer to Note 2. Summary of Significant Accounting Policies, included in the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated herein by reference, for all recently issued accounting pronouncements. We are evaluating the impact of ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software and ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets and have not yet determined whether they will have a material impact.

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

Foreign currency exchange risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Eurozone countries, Japan, Sweden, Switzerland, China and India. We enter into derivative transactions to manage our exposure to fluctuations in foreign exchange rates, specifically foreign currency forward contracts to manage our exposure related to monetary assets and liabilities denominated in foreign currencies and foreign exchange option contracts to manage our exposure related to forecasted cash flows. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes.

Our non-U.S. revenues are generally transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 50% of our revenue and 35% of our expenses were transacted in currencies other than the U.S. Dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on current revenue and expense levels (excluding stock-based compensation), a $0.10 change in the USD to EUR exchange rate and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $44 million and $10 million, respectively.

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

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. Dollar value of balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. Foreign currency forward contracts are primarily denominated in the Euro, Japanese Yen, and Indian Rupee currencies, and have maturities of less than four months.

Additionally, we use foreign currency option contracts to reduce the risk that forecast U.S. Dollar cash flows will be adversely affected by changes in Euro or Japanese Yen exchange rates. Foreign currency option contracts are denominated in the Euro and Japanese Yen currencies, and have maturities of less than fourteen months.

The majority of our foreign currency forward and option contracts are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into these derivative contracts only as an economic hedge, gains or losses on the underlying foreign-denominated balance are generally offset by the losses or gains on the forward contracts and currency impacts on the Euro or Japanese Yen-denominated operations may be partially offset by gains on the option contracts. Gains and losses on these derivatives and foreign currency denominated monetary assets and liabilities are included in Other income, net.

As of September 30, 2025 and 2024, we had outstanding forward and option contracts not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2025	2024
Euro / U.S. Dollar(1)	$1,202,830	$781,398
British Pound / U.S. Dollar	22,974	24,810
Israeli Shekel / U.S. Dollar	20,094	12,535
Indian Rupee / U.S. Dollar	53,465	—
Japanese Yen / U.S. Dollar(2)	131,284	42,340
Swiss Franc / U.S. Dollar	8,960	74,939
Swedish Krona / U.S. Dollar	21,568	48,596
Chinese Renminbi / U.S. Dollar	7,134	32,124
New Taiwan Dollar / U.S. Dollar	23,098	16,368
All other	26,679	25,368
Total	$1,518,086	$1,058,478
(1)
As of September 30, 2025, $835.4 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $367.4 million relates to option contracts. As of September 30, 2024, all the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.
(2)
As of September 30, 2025, $41.9 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $89.4 million relates to option contracts. As of September 30, 2024, all the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

Debt

In addition to the $500 million due under our 2028 Notes, as of September 30, 2025, we had $700 million outstanding under our credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2025, the weighted average annual rate on the credit facility loans was 5.6%. Based on the borrowings outstanding and interest rates in effect as of September 30, 2025, a 100 basis point per annum change in interest rate applied over a one-year period would have a $7 million impact on annual earnings and cash flows.

Cash and cash equivalents

As of September 30, 2025, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia Pacific and in diversified domestic and international money market mutual funds. As of September 30, 2025, we had cash and cash equivalents of $18 million in the United States, $87 million in Europe, $63 million in Asia Pacific (including India), and $16 million in other countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2025, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency exchange rate risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which has led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Changes in foreign currencies relative to the U.S. Dollar had an unfavorable impact of $2.4 million and a favorable impact of $3.2 million on our consolidated cash balances in FY'25 and FY'24, respectively. The impact in FY'25 was due in particular to changes in the Japanese Yen, Indian Rupee, and Swedish Krona.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of September 30, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q4’25

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

During the quarter ended September 30, 2025, the following Section 16 officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act). All plans adopted covered only sales of PTC common stock. No plans were modified or terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Kristian Talvitie Executive Vice President, Chief Financial Officer	Adopted August 6, 2025	Ends February 6, 2026	4,658
Aaron von Staats Executive Vice President, General Counsel	Adopted September 5, 2025	Ends August 15, 2026

967, plus all net vested shares issued for the FY2025 Corporate Incentive Plan, plus 10% of total shares that vest on November 15, 2025 under performance-based RSU awards granted on November 16, 2022, November 15, 2023, and November 13, 2024, plus 80% of net vested shares after selling 10% of total shares that vest on November 15, 2025 under time-based and performance-based RSU awards granted on November 16, 2022, November 15, 2023, and November 13, 2024 (1)(2)(3)

(1)
The total number of shares that would be issued for the FY2025 Corporate Incentive Plan could not be known when the plan was adopted as the FY2025 performance period had not yet ended and attainment of the performance measure was not known.
(2)
The total number of shares that would be earned and vested under the performance-based RSU awards for the FY2025 performance period could not be known when the plan was adopted as the FY2025 performance period had not yet ended and attainment of the performance measures was not known.
(3)
The total number of net vested shares could not be known when the plan was adopted as the amount of shares to be withheld for taxes was not known.

Amendment No. 2 to Credit Agreement

On November 18, 2025, PTC Inc. (“PTC”) and PTC (IFSC) Limited, a subsidiary of PTC, entered into Amendment No. 2 (the “Amendment”) to the Fourth Amended and Restated Credit Agreement dated January 3, 2023 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders named therein.

The Amendment amends the asset sale restrictions to eliminate the restriction entirely for the divestiture of PTC’s Kepware and ThingWorx businesses pursuant to that certain Asset Purchase Agreement dated November 5, 2025, between PTC and Parrot US Buyer, L.P., and to permit sales of assets up to an aggregate of $250 million in book value in any fiscal year as long as no Default or Event of Default exists or would exist after consummation of the sale.

All capitalized terms used herein without definition have the meanings assigned in the Credit Agreement.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 2 to the Credit Agreement, which is filed as Exhibit 10.18 hereto and incorporated herein by reference.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item not set forth below may be found under the headings “Corporate Governance and the Board of Directors," “Insider Trading Policies and Procedures,” "Our Executive Officers," “Delinquent Section 16(a) Reports,” and “Transactions with Related Persons” appearing in our 2026 Proxy Statement. Such information is incorporated herein by reference.

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

ITEM 11. Executive Compensation

Information with respect to director and executive compensation may be found under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” and “Pay Ratio Disclosure” appearing in our 2026 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about our common stock ownership may be found under the heading “Information about PTC Common Stock Ownership” appearing in our 2026 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

as of September 30, 2025

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan(1)	1,895,958	—	4,875,216
2016 Employee Stock Purchase Plan(2)	—	—	1,869,559
Total	1,895,958	—	6,744,775
(1)
All of the shares issuable upon vesting are restricted stock units, which have no exercise price.
(2)
This amount represents the total number of shares remaining available under the 2016 Employee Stock Purchase Plan, of which 76,622 shares are subject to purchase during the current offering period.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2026 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Services and Fees” in our 2026 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Boston, MA, PCAOB ID: 238)	F-1
	Consolidated Balance Sheets as of September 30, 2025 and 2024	F-4
	Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023	F-5
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024 and 2023	F-6
	Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023	F-7
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2025, 2024 and 2023	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15(a)1 above.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.

(b) Exhibits

We hereby file the exhibits listed in the attached Exhibit Index.

(c) Financial Statement Schedules

None.

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filing Date	Exhibit	SEC File No.

2.1	Asset Purchase Agreement dated November 5, 2025 by and between PTC Inc. and Parrot US Buyer, L.P.		8-K	November 5, 2025	10.1	0-18059

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 14, 2024	3.2	0-18059

4.1	Indenture, dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934		10-K	November 18, 2019	4.4	0-18059

10.1*	2000 Equity Incentive Plan		8-K	February 21, 2023	10.1	0-18059

10.1-1*	Form of Restricted Stock Unit Certificate (Non-Employee Director)		10-K	November 14, 2024	10.1-1	0-18059

10.1-2*	Form of Restricted Stock Unit Certificate (U.S.)		10-K	November 18, 2016	10.1.11	0-18059

10.1-3*	Form of Restricted Stock Unit Certificate (U.S. EVP)		10-K	November 14, 2024	10.1-3	0-18059

10.1-4*	Form of Restricted Stock Unit Certificate (U.S. Section 16)		10-K	November 14, 2024	10.1-4	0-18059

10.1-5*	Form of Restricted Stock Unit Certificate (U.S.)		10-K	November 20, 2023	10.1.12	0-18059

10.1-6*	Form of Restricted Stock Unit Certificate (U.S. Section 16 and U.S. EVP)		10-K	November 20, 2023	10.1.13	0-18059

10.1-8*	Form of Restricted Stock Unit Certificate (Non-U.S.)		10-K	November 14, 2024	10.1-8	0-18059

10.1-9*	Form of Restricted Stock Unit Certificate (Israel)		10-K	November 14, 2024	10.1-9	0-18059

10.2*	2016 Employee Stock Purchase Plan		8-K	February 21, 2023	10.2	0-18059

10.4-1*	Offer Letter dated July 24, 2023 by and between the Company and Neil Barua		8-K	July 26, 2023	10.1	0-18059

10.4-2*	Executive Agreement between the Company and Neil Barua dated July 24, 2023		8-K	July 26, 2023	10.2	0-18059

10.5*	Form of Executive Agreement dated November 16, 2023 by and between PTC Inc. and each of Kristian Talvitie and Aaron von Staats		10-K	November 20, 2023	10.5	0-18059

10.6*	Executive Agreement dated February 6, 2025 by and between Robert Dahdah and PTC Inc.		10-Q	February 6, 2025	10.1	0-18059

10.10	Office Lease Agreement dated as of September 7, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC		8-K	September 7, 2017	10	0-18059

10.11	First Amendment to Lease dated as of October 5, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC		8-K	November 29, 2017	10.23	0-18059

10.16	Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein		8-K	January 3, 2023	4.4	0-18059

10.17	Amendment No. 1 dated October 1, 2024 to the Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein		8-K	October 7, 2024	10.1	0-18059

10.18

Amendment No. 2 dated November 18, 2025 to the Fourth Amended and Restated Credit Agreement dated January 3, 2023 by and among PTC, PTC (IFSC) Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein

X

19.1	Trading in Company Securities Policy		10-K	November 14, 2024	19.1	0-18059

19.2	Rule 10b5-1 Plan Policy		10-K	November 14, 2024	19.2	0-18059

21.1	Subsidiaries of PTC Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm	X

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a)	X

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

97.1	Executive Compensation Recoupment Policy		10-K	November 14, 2024	97.1	0-18059

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101)

* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

** Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTC Inc.
Date: November 21, 2025	By:	/s/ NEIL BARUA
Neil Barua President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer:
/s/ NEIL BARUA	President, Chief Executive Officer, and Director	November 21, 2025
Neil Barua

(ii) Principal Financial Officer:
/s/ KRISTIAN TALVITIE	Executive Vice President and Chief Financial Officer	November 21, 2025
Kristian Talvitie

(iii) Principal Accounting Officer:
/s/ ALICE CHRISTENSON	Chief Accounting Officer	November 21, 2025
Alice Christenson

(iv) Board of Directors:
/s/ JANICE CHAFFIN	Chair of the Board	November 21, 2025
Janice Chaffin

/s/ MARK BENJAMIN	Director	November 21, 2025
Mark Benjamin

/s/ ROB BERNSHTEYN	Director	November 21, 2025
Rob Bernshteyn

/s/ AMAR HANSPAL	Director	November 21, 2025
Amar Hanspal

/s/ MICHAL KATZ	Director	November 21, 2025
Michal Katz

/s/ PAUL LACY	Director	November 21, 2025
Paul Lacy

/s/ CORINNA LATHAN	Director	November 21, 2025
Corinna Lathan

/s/ JAMES LICO	Director	November 21, 2025
James Lico

/s/ TRAC PHAM	Director	November 21, 2025
Trac Pham

APPENDIX A

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PTC Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PTC Inc. and its subsidiaries (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Identification of Distinct Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company’s sources of revenue include: (1) subscriptions, (2) perpetual licenses, (3) support for perpetual licenses and (4) professional services. Revenue is derived from the licensing of computer software products, cloud-based offerings, and related support and professional services contracts. During the year ended September 30, 2025, the Company recognized revenue from contracts with customers of $2,739 million. The Company’s contracts with customers for subscriptions typically include commitments to transfer term-based, on-premises software licenses bundled with support and/or cloud services. On-premises software is determined to be a distinct performance obligation from support. As disclosed by management, significant judgment is used in determining the performance obligations related to these bundled products and services. The corresponding revenues are recognized as the related performance obligations are satisfied.

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

November 21, 2025

We have served as the Company’s auditor since 1992.

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$184,415	$265,808
Accounts receivable, net of allowance for doubtful accounts of $1,487 and $1,180 at September 30, 2025 and September 30, 2024, respectively	1,001,085	861,953
Prepaid expenses	119,107	102,931
Other current assets	78,760	68,013
Total current assets	1,383,367	1,298,705
Property and equipment, net	60,843	75,187
Goodwill	3,493,316	3,461,891
Acquired intangible assets, net	824,663	897,476
Deferred tax assets	194,070	159,404
Operating right-of-use lease assets	114,974	133,317
Other assets	545,939	357,562
Total assets	$6,617,172	$6,383,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,504	$24,198
Accrued expenses and other current liabilities	136,140	129,528
Accrued compensation and benefits	199,561	173,797
Accrued income taxes	28,749	39,978
Current portion of long-term debt	25,000	521,467
Deferred revenue	812,271	754,039
Short-term lease obligations	24,179	24,186
Total current liabilities	1,237,404	1,667,193
Long-term debt	1,172,434	1,227,105
Deferred tax liabilities	30,151	32,216
Long-term deferred revenue	14,794	21,235
Long-term lease obligations	148,254	157,568
Other liabilities	187,906	63,827
Total liabilities	2,790,943	3,169,144
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,536 and 120,155 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively	1,195	1,202
Additional paid-in capital	1,822,590	1,965,307
Retained earnings	2,083,607	1,349,610
Accumulated other comprehensive loss	(81,163)	(101,721)
Total stockholders’ equity	3,826,229	3,214,398
Total liabilities and stockholders’ equity	$6,617,172	$6,383,542

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2025	2024	2023
Revenue:
License	$1,162,709	$806,871	$747,022
Support and cloud services	1,469,180	1,359,355	1,199,536
Total software revenue	2,631,889	2,166,226	1,946,558
Professional services	107,337	132,246	150,495
Total revenue	2,739,226	2,298,472	2,097,053
Cost of revenue:
Cost of license revenue	46,913	46,850	53,200
Cost of support and cloud services revenue	291,812	274,599	245,027
Total cost of software revenue	338,725	321,449	298,227
Cost of professional services revenue	106,258	123,367	142,779
Total cost of revenue	444,983	444,816	441,006
Gross margin	2,294,243	1,853,656	1,656,047
Operating expenses:
Sales and marketing	566,516	558,954	530,125
Research and development	457,693	433,047	394,370
General and administrative	226,058	232,377	233,516
Amortization of acquired intangible assets	45,948	42,018	40,022
Impairment and other charges (credits), net	15,643	(802)	(460)
Total operating expenses	1,311,858	1,265,594	1,197,573
Operating income	982,385	588,062	458,474
Interest expense	(77,019)	(119,653)	(129,417)
Other income, net	14,811	553	3,509
Income before income taxes	920,177	468,962	332,566
Provision for income taxes	186,180	92,629	87,026
Net income	$733,997	$376,333	$245,540
Earnings per share—Basic	$6.12	$3.14	$2.07
Earnings per share—Diluted	$6.08	$3.12	$2.06
Weighted-average shares outstanding—Basic	120,005	119,679	118,341
Weighted-average shares outstanding—Diluted	120,777	120,742	119,334

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2025	2024	2023
Net income	$733,997	$376,333	$245,540
Other comprehensive income, net of tax:
Hedge loss arising during the period, net of tax of $5.8 million, $5.3 million, and $2.5 million in 2025, 2024, and 2023, respectively	(17,863)	(16,315)	(7,516)
Foreign currency translation adjustment, net of tax of $0 for each period	37,334	36,465	45,692
Change in pension benefit, net of tax of $(0.8) million, $1.7 million, and $1.3 million in 2025, 2024, and 2023, respectively	1,087	(3,791)	(2,798)
Other comprehensive income	20,558	16,359	35,378
Comprehensive income	$754,555	$392,692	$280,918

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$733,997	$376,333	$245,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,504	108,119	104,760
Amortization of right-of-use lease assets	32,912	33,288	32,402
Stock-based compensation	216,205	223,461	206,459
Other non-cash items, net	(3,516)	(1,625)	(4,065)
Provision (benefit) from deferred income taxes	(26,283)	(39,040)	16,676
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(121,052)	(34,629)	(98,607)
Accounts payable and accrued expenses	(636)	(24,368)	15,918
Accrued compensation and benefits	20,526	8,404	7,845
Deferred revenue	37,753	81,399	56,572
Accrued income taxes	89,856	65,006	4,639
Other current assets and prepaid expenses	(8,458)	(16,137)	6,974
Operating lease liabilities	(10,345)	(13,245)	(1,929)
Other noncurrent assets and liabilities	(195,767)	(16,982)	17,677
Net cash provided by operating activities	867,696	749,984	610,861
Cash flows from investing activities:
Additions to property and equipment	(11,008)	(14,378)	(23,814)
Acquisitions of businesses, net of cash acquired	(6,532)	(93,457)	(828,271)
Settlement of net investment hedges	(20,753)	(13,078)	(7,602)
Other investing activities	—	(3,901)	(6,428)
Net cash used in investing activities	(38,293)	(124,814)	(866,115)
Cash flows from financing activities:
Borrowings under credit facility	860,000	1,084,845	1,540,000
Repayments of senior notes	(500,000)	—	—
Repayments of borrowings under credit facility and acquired debt	(912,958)	(1,038,921)	(1,197,000)
Repurchases of common stock	(299,998)	—	—
Proceeds from issuance of common stock	26,062	25,674	21,652
Payments of withholding taxes in connection with stock-based awards	(80,205)	(102,001)	(82,448)
Credit facility origination costs	(1,171)	—	(13,355)
Payment of deferred acquisition consideration	—	(620,040)	—
Other financing activity	(239)	(282)	(536)
Net cash provided by (used in) financing activities	(908,509)	(650,725)	268,313
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,372)	3,223	2,851
Net change in cash, cash equivalents, and restricted cash	(81,478)	(22,332)	15,910
Cash, cash equivalents, and restricted cash, beginning of period	266,466	288,798	272,888
Cash, cash equivalents, and restricted cash, end of period	$184,988	$266,466	$288,798

The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
Balance as of September 30, 2022	117,472	$1,175	$1,720,580	$727,737	$(153,458)	$2,296,034
Common stock issued for employee stock-based awards	1,798	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(620)	(7)	(82,761)	—	—	(82,768)
Common stock issued for employee stock purchase plan	196	2	21,650	—	—	21,652
Compensation expense from stock-based awards	—	—	161,454	—	—	161,454
Net income	—	—	—	245,540	—	245,540
Loss on net investment hedges, net of tax	—	—	—	—	(7,516)	(7,516)
Foreign currency translation adjustment	—	—	—	—	45,692	45,692
Change in defined benefit pension items, net of tax	—	—	—	—	(2,798)	(2,798)
Balance as of September 30, 2023	118,846	$1,188	$1,820,905	$973,277	$(118,080)	$2,677,290
Common stock issued for employee stock-based awards	1,733	18	(18)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(612)	(6)	(101,918)	—	—	(101,924)
Common stock issued for employee stock purchase plan	188	2	25,672	—	—	25,674
Compensation expense from stock-based awards	—	—	220,666	—	—	220,666
Net income	—	—	—	376,333	—	376,333
Loss on net investment hedges, net of tax	—	—	—	—	(16,315)	(16,315)
Foreign currency translation adjustment	—	—	—	—	36,465	36,465
Change in defined benefit pension items, net of tax	—	—	—	—	(3,791)	(3,791)
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	1,300	13	(13)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(439)	(5)	(80,350)	—	—	(80,355)
Common stock issued for employee stock purchase plan	166	2	26,060	—	—	26,062
Compensation expense from stock-based awards	—	—	212,659	—	—	212,659
Repurchases of common stock, including excise tax	(1,646)	(17)	(301,073)	—	—	(301,090)
Net income	—	—	—	733,997	—	733,997
Loss on net investment hedges, net of tax	—	—	—	—	(17,863)	(17,863)
Foreign currency translation adjustment	—	—	—	—	37,334	37,334
Change in defined benefit pension items, net of tax	—	—	—	—	1,087	1,087
Balance as of September 30, 2025	119,536	$1,195	$1,822,590	$2,083,607	$(81,163)	$3,826,229

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

Our multi-year, non-cancellable subscription contracts provide customers with an annual right to exchange software within the subscription with other software. Although the exchange right is limited to software products within a similar product grouping, the exchange right is not limited to products with substantially similar features and functionality as those originally delivered. We determined that, for on-premises licenses, this right to exchange previously delivered software for different software represents variable consideration to be accounted for as a liability. We have identified a standard portfolio of contracts with common characteristics and applied the expected value method of determining variable consideration associated with this right. Additionally, in isolated situations that are outside of the standard portfolio of contracts due to contract size, longer contract duration, or other unique contractual terms, we use the most likely amount method to determine the amount of variable consideration. In both circumstances, the variable consideration included in the transaction price is constrained to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of September 30, 2025 and 2024, the total liability was $39.7 million and $26.0 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of many geographically diverse customers dispersed across many industries. No individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2025 or 2024 or more than 10% of our revenue for the years ended September 30, 2025, 2024 or 2023.

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

Derivatives

Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Eurozone countries, Japan, Sweden, Switzerland, China and India. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. Dollar value of anticipated transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts and foreign currency option contracts, to manage our exposure to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivative transactions for trading or speculative purposes. For a description of our non-designated hedge and net investment hedge activity see Note 15. Derivative Financial Instruments.

Non-Designated Hedges

We hedge our net foreign currency monetary assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately four months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gains or losses on the underlying foreign-denominated balance are generally offset by the losses or gains on the forward contract. Gains and losses on forward contracts and foreign currency monetary assets and liabilities are included in Other income, net.

We hedge our forecasted U.S. Dollar cash flows with foreign exchange option contracts to reduce the risk that they will be adversely affected by changes in Euro or Japanese Yen exchange rates. These options have maturities of up to approximately fourteen months. We do not designate these foreign currency option contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into option contracts as an economic hedge, currency impacts on the Euro or Japanese Yen-denominated operations may be partially offset by gains on the option contracts. Gains and losses on foreign exchange option contracts are included in Other income, net.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating right-of-use lease assets, Short-term lease obligations, and Long-term lease obligations on our Consolidated Balance Sheets. Our operating leases are primarily for office space, automobiles, servers, and office equipment. We made an election not to separate lease components from non-lease components for office space, servers and office equipment. We combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases the amount of our lease assets and liabilities. Finance leases are included in Property and equipment, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as that of the lease payments at the commencement date. The right-of-use assets include any lease payments made and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term, unless the right-of-use asset has been impaired.

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

Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Our research and development expenses consist principally of salaries and benefits, costs of computer software and equipment, and facility expenses. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No internal development costs for software to be sold externally were capitalized in 2025, 2024 or 2023. We did not purchase any software in 2025. We purchased software of $4.1 million and $1.0 million in 2024 and 2023, respectively. Additionally, we acquired capitalized software through business combinations (for further detail, see Note 5. Acquisitions and Disposition of Businesses). These assets are included in Acquired intangible assets, net in the accompanying Consolidated Balance Sheets.

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

Goodwill is evaluated for impairment annually as of the end of the third quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

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

During the third fiscal quarter of 2025, we completed our annual impairment test of goodwill, which was based on a qualitative assessment, and concluded that there was no impairment. Through September 30, 2025, there were no events or changes in circumstances that indicated that the carrying values of goodwill or acquired intangible assets may not be recoverable.

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

In 2025, we recorded an impairment charge of $15.6 million, of which $12.8 million related to lease right-of-use assets and $2.8 million related to fixed assets. This impairment was triggered by the sublease of certain portions of our Seaport headquarters, which resulted in both reassessment of the asset grouping and identification of potential impairment. After determining the appropriate asset group, we performed a recoverability test by comparing the undiscounted cash flows for each asset group with its carrying value, in each case concluding that impairment was indicated. The fair value of each asset group was then estimated using a discounted cash flow model. This fair value assessment involved assumptions and estimates, including the sublease term, variable lease payments, the market discount rate, expected construction and broker costs, and estimates of future sublease cash flows for the period after the present sublease ends (when applicable). The impairment charge was recorded to Impairment and other charges (credits), net in the Consolidated Statements of Operations.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $11.7 million, $15.0 million and $11.7 million in 2025, 2024 and 2023, respectively, and are included in Sales and marketing expenses in the accompanying Consolidated Statements of Operations.

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

Comprehensive Income

Comprehensive income consists of Net income and Other comprehensive income, which includes foreign currency translation adjustments, changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits, unrealized gains and losses on hedging instruments and unrealized gains and losses on marketable securities. We do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of Stockholders’ equity and comprised the following as of September 30, 2025: cumulative translation adjustment losses of $40.8 million, unrecognized actuarial losses related to pension benefits of $13.6 million ($9.4 million net of tax), and accumulated net losses from net investment hedges of $38.5 million ($31.0 million net of tax). As of September 30, 2024, Accumulated other comprehensive loss comprised the following: cumulative translation adjustment losses of $78.1 million, unrecognized actuarial losses related to pension benefits of $15.2 million ($10.5 million net of tax), and accumulated net losses from net investment hedges of $14.8 million ($13.1 million net of tax).

Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds. Anti-dilutive shares excluded from the calculations of diluted EPS were immaterial in the years ended September 30, 2025, 2024, and 2023.

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Year ended September 30,
	2025	2024	2023
Net income	$733,997	$376,333	$245,540
Weighted average shares outstanding	120,005	119,679	118,341
Dilutive effect of employee stock options, restricted shares and restricted stock units	772	1,063	993
Diluted weighted average shares outstanding	120,777	120,742	119,334
Earnings per share—Basic	$6.12	$3.14	$2.07
Earnings per share—Diluted	$6.08	$3.12	$2.06

Stock-Based Compensation

We measure the compensation cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note 11. Equity Incentive Plans for a description of the types of equity awards granted, the compensation expense related to such awards and detail of such awards outstanding. See Note 7. Income Taxes for detail of the tax benefit related to stock-based compensation recognized in the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU became effective for us in 2025 and resulted in disclosure changes only (see Note 17. Segments).

Pending Accounting Pronouncements

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by eliminating project stage-based capitalization and clarifying the probable-to-complete threshold to commence the capitalization of software costs. The ASU will be effective for us in the first quarter of 2029, with early adoption permitted. The standard may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

3. Revenue from Contracts with Customers

Receivables, Contract Assets, and Contract Liabilities

(in thousands)	September 30,
	2025	2024
Short-term receivables	$1,001,085	$861,953
Long-term receivables	$378,941	$200,099
Contract asset	$11,044	$14,410
Deferred revenue	$827,065	$775,274

As of September 30, 2025, all our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in Other current assets. As of September 30, 2024, all our contract assets were included in Other current assets.

Approximately $10.9 million of the September 30, 2024 contract asset balance was transferred to receivables during the year ended September 30, 2025 as a result of the right to payment becoming unconditional. Additions to contract asset of approximately $7.5 million primarily related to revenue recognized in the period, net of billings. There were no impairments of contract assets in the year ended September 30, 2025.

During the year ended September 30, 2025, we recognized $748.8 million of revenue that was included in deferred revenue as of September 30, 2024. The remainder of the change in the Deferred revenue balance was driven by additional deferrals of $800.6 million, primarily from new billings, as well as an increase in the balance resulting from changes in foreign currency exchange rates. For subscription contracts, we generally invoice customers annually.

Costs to Obtain or Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred costs (primarily commissions) are amortized proportionately related to revenue over 5 years, which is generally longer than the term of the initial contract because of anticipated renewals as commissions for renewals are not commensurate with commissions related to our initial contracts. As of September 30, 2025 and September 30, 2024, deferred costs of $45.1 million and $42.5 million, respectively, were included in Other current assets and $78.2 million and $76.4 million, respectively, were included in Other assets. Amortization expense related to costs to obtain a contract with a customer was $54.0 million, $52.0 million, and $53.4 million in the years ended September 30, 2025, 2024, and 2023, respectively. There were no substantial impairments of the contract cost asset in the years ended September 30, 2025 and 2024.

Remaining Performance Obligations (RPO)

Our contracts with customers include transaction price amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of RPO and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of September 30, 2025, RPO totaled $2,870.7 million, of which $827.1 million is recorded in Deferred revenue and $2,043.6 million is not yet recorded in the Consolidated Balance Sheets. Of the total, we expect to recognize approximately 55% over the next 12 months, 24% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Year ended September 30,
	2025	2024	2023
Recurring revenue(1)	$2,600,514	$2,134,030	$1,907,918
Perpetual license	31,375	32,196	38,640
Professional services	107,337	132,246	150,495
Total revenue	$2,739,226	$2,298,472	$2,097,053
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Year ended September 30,
	2025	2024	2023
Product lifecycle management (PLM)	$1,741,310	$1,459,078	$1,330,316
Computer-aided design (CAD)	997,916	839,394	766,737
Total revenue	$2,739,226	$2,298,472	$2,097,053

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our international sales subsidiaries throughout Europe and the Asia Pacific region. Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Year ended September 30,
	2025	2024	2023
Americas(1)	$1,327,229	$1,087,929	$1,023,273
Europe(2)	995,094	859,387	753,796
Asia Pacific	416,903	351,156	319,984
Total revenue	$2,739,226	$2,298,472	$2,097,053

(1)
Includes revenue in the United States totaling $1,287.5 million, $1,057.3 million, and $993.8 million for 2025, 2024 and 2023, respectively.
(2)
Includes revenue in Germany totaling $368.8 million, $330.5 million, and $292.0 million for 2025, 2024 and 2023, respectively.

4. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30,
	2025	2024
Computer hardware and software	$253,382	$262,085
Furniture and fixtures	18,341	20,177
Leasehold improvements	72,657	79,802
Gross property and equipment	344,380	362,064
Accumulated depreciation and amortization	(283,537)	(286,877)
Net property and equipment	$60,843	$75,187

Depreciation expense was $23.7 million, $27.6 million and $29.0 million in 2025, 2024 and 2023, respectively. In 2025, we recognized an impairment charge of $2.8 million on leasehold improvements and furniture and fixtures related to subleased facilities. For additional information on this impairment charge, see Note 2. Summary of Significant Accounting Policies.

Our material long-lived assets primarily resided in the United States in 2025, 2024 and 2023.

5. Acquisitions and Disposition of Businesses

Acquisition and transaction-related costs were $9.1 million, $3.1 million and $18.7 million in 2025, 2024 and 2023, respectively. Acquisition and transaction-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). Other transactional charges include third-party costs related to unusual transactions, such as the divestiture of a portion of our business. These costs are classified in General and administrative expenses in the accompanying Consolidated Statements of Operations.

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

pure-systems

On October 4, 2023, we acquired pure-systems GmbH pursuant to a Share Purchase Agreement. pure-systems was a leading provider of product and software variant management solutions used by manufacturing companies to efficiently manage the different versions of software and systems engineering assets. The purchase price was $93.5 million, net of cash acquired, which we financed primarily with a draw on the revolving line of our credit facility. pure-systems had approximately 50 employees on the close date.

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

ServiceMax

On January 3, 2023, we acquired ServiceMax, Inc. pursuant to a Share Purchase Agreement dated November 17, 2022 by and among PTC, ServiceMax, Inc., and ServiceMax JV, LP. ServiceMax developed and licensed cloud-native, product-centric field service management (FSM) software, which is included within our PLM product group. The purchase price of $1,448.2 million, net of cash acquired, was payable in two installments. Upon closing of the transaction, we paid the first installment of $828.2 million, as adjusted for working capital, indebtedness, cash, and transaction expenses as set forth in the Share Purchase Agreement. The remaining installment of $650.0 million, of which $620.0 million represented the fair value as of the acquisition date and $30.0 million was imputed interest, was paid in October 2023. The fair value of the deferred acquisition payment was calculated based on our borrowing rate at the time of the acquisition.

PTC borrowed $630 million under the revolving line of our credit facility and $500 million under the term loan of our credit facility to repay amounts under the prior credit facility and to pay the closing purchase price and transaction expenses related to the acquisition. ServiceMax had approximately 500 employees on the close date. In the year ended September 30, 2023, ServiceMax revenue was $137.6 million and ServiceMax earnings were immaterial.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for PTC and ServiceMax for the pro forma year ended September 30, 2023. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. Since the acquisition took place in fiscal 2023, the unaudited pro forma financial information was prepared as though ServiceMax was acquired at the beginning of fiscal 2022. The unaudited pro forma financial information for all periods presented includes adjustments to reflect certain business combination effects, including: amortization of acquired intangible assets, including the elimination of related ServiceMax expenses; acquisition-related costs incurred by both parties; reversal of certain costs incurred by ServiceMax which would not have been incurred had the acquisition occurred at the beginning of fiscal 2022; interest expense under the new combined capital structure; stock-based compensation charges; and the related tax effects as though ServiceMax was acquired as of the beginning of fiscal 2022.

The unaudited pro forma financial information for the year ended September 30, 2023 presented below combines the historical results of PTC for the period, the historical results of ServiceMax for the three months ended January 31, 2023, and the effects of the pro forma adjustments listed above.

(in thousands)	Pro forma year ended September 30,
2023
Revenue	$2,140,738
Net income	$239,437

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

PLM Services Business Disposition

In 2022, we sold a portion of our PLM services business to ITC Infotech India Limited pursuant to a Strategic Partner Agreement dated as of April 20, 2022 by and between PTC and ITC Infotech. Consideration received from ITC Infotech for the sale was approximately $60.4 million, consisting of $32.5 million cash paid on closing and $28.0 million of services to be provided by ITC Infotech to PTC for no additional charge. Additionally, there was contingent consideration of up to $20 million based on certain performance milestones. We elected to defer the recognition of gains associated with contingent consideration until they became realizable.

In the year ended September 30, 2025, we recognized a $13.1 million gain upon the achievement of performance milestones associated with this contingent consideration. This consideration will be received in credits for future services to be provided by ITC Infotech rather than in cash. The gain was recognized in Other income, net in the Consolidated Statements of Operations.

6. Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	September 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (not amortized)			$3,493,316			$3,461,891
Intangible assets with finite lives (amortized)(1):
Purchased software	$639,104	$472,357	$166,747	$634,439	$436,471	$197,968
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,149,262	505,202	644,060	1,141,086	457,718	683,368
Trademarks and trade names	38,179	24,323	13,856	37,961	21,821	16,140
Other	4,019	4,019	—	3,941	3,941	—
	$1,853,441	$1,028,778	$824,663	$1,840,304	$942,828	$897,476
Total goodwill and acquired intangible assets			$4,317,979			$4,359,367

(1)
The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 11 years, 17 years, and 11 years, respectively. The weighted-average useful life for all intangible assets with remaining net book value is 16 years.

The changes in the carrying amounts of Goodwill from September 30, 2024 to September 30, 2025 are due to the impact of acquisitions and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Changes in Goodwill were as follows:

(in thousands)
Balance, September 30, 2023	$3,358,511
pure-systems acquisition	77,118
Foreign currency translation adjustments	26,262
Balance, September 30, 2024	$3,461,891
Other acquisitions	5,977
Foreign currency translation adjustments	25,448
Balance, September 30, 2025	$3,493,316

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2025, 2024 and 2023 was reflected in our Consolidated Statements of Operations as follows:

(in thousands)	Year ended September 30,
	2025	2024	2023
Amortization of acquired intangible assets	$45,948	$42,018	$40,022
Cost of revenue	32,828	38,495	35,694
Total amortization expense	$78,776	$80,513	$75,716

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2025 is $79.6 million for 2026, $79.7 million for 2027, $76.9 million for 2028, $73.8 million for 2029, $66.2 million for 2030 and $448.5 million thereafter.

7. Income Taxes

Our Income before income taxes consisted of the following:

(in thousands)	Year ended September 30,
	2025	2024	2023
Domestic	$418,265	$43,504	$(49,193)
Foreign	501,912	425,458	381,759
Total income before income taxes	$920,177	$468,962	$332,566

Our Provision for income taxes consisted of the following:

(in thousands)	Year ended September 30,
	2025	2024	2023
Current:
Federal	$128,230	$44,642	$7,311
State	21,754	25,359	10,020
Foreign	62,479	61,668	53,019
	212,463	131,669	70,350
Deferred:
Federal	(43,333)	(60,378)	(11,821)
State	(15,630)	(7,387)	(10,028)
Foreign	32,680	28,725	38,525
	(26,283)	(39,040)	16,676
Provision for income taxes	$186,180	$92,629	$87,026

Taxes computed at the statutory federal income tax rates are reconciled to the Provision for income taxes as follows:

(in thousands)	Year ended September 30,
	2025		2024		2023
Statutory federal income tax rate	$193,237	21%	$98,482	21%	$69,839	21%
State income taxes, net of federal tax benefit	6,124	1%	4,631	1%	577	0%
Federal research and development credits	(8,552)	(1)%	(11,203)	(2)%	(7,751)	(2)%
Uncertain tax positions	(1,904)	—	7,268	2%	23,302	7%
Foreign tax credit	(14,410)	(2)%	(30,119)	(7)%	(11,415)	(3)%
Foreign rate differences	(12,135)	(1)%	(15,368)	(3)%	(20,829)	(6)%
Foreign tax on U.S. provision	14,452	2%	15,120	3%	11,415	3%
Excess tax benefits from restricted stock	(8,534)	(1)%	(9,225)	(2)%	(6,963)	(2)%
U.S. permanent items	(920)	—	2,711	0%	5,341	2%
Non-deductible compensation	9,096	1%	10,157	2%	8,344	3%
Base Erosion Anti-Abuse Tax (BEAT)	2,653	—	3,264	1%	—	—
GILTI, net of foreign tax credits	27,008	3%	31,388	7%	17,861	5%
Foreign-Derived Intangible Income (FDII)	(20,162)	(2)%	(15,148)	(3)%	(8,987)	(3)%
Non-deductible imputed interest	—	—	—	—	6,292	2%
Other, net	227	(1)%	671	0%	—	(1)%
Provision for income taxes	$186,180	20%	$92,629	20%	$87,026	26%

In 2025, 2024, and 2023, our effective tax rate was impacted by our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and the Cayman Islands. In 2025, 2024, and 2023, the foreign rate differential predominantly relates to these earnings. In addition to the foreign rate differential, our tax rate differed from the U.S. statutory federal income tax due to the net effects of the GILTI and FDII regimes (together referred to as U.S. Tax reform), and the excess tax benefit related to stock-based compensation.

Our effective tax rates for 2025 and 2024 were impacted by a number of offsetting items as outlined below, as well as by the year-over-year increase in Income before income taxes, which was primarily domestic; however, there was ultimately no net change in the effective tax rate year-over-year. In 2025 and 2024, our rate included the effects of IRS procedural guidance requiring consent for previously automatic changes of accounting method. The IRS procedural guidance change significantly increased our estimated taxable income in 2024, with a lesser impact to taxable income in 2025. In 2025, we recorded tax expense of $10.9 million primarily related to accrued interest stemming from the effects of the procedural guidance. In 2024, we recorded a benefit of $4.4 million primarily related to an increase to the estimated tax benefit for the deductions associated with GILTI and FDII.

Additionally, in 2025, we recorded tax benefits of $10.8 million related to tax reserves in foreign jurisdictions.

In 2024, the rate was impacted by a U.S. Tax Court ruling in Varian Medical Systems, Inc. v. Commissioner, issued on August 26, 2024. The ruling related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Act (our fiscal 2018). As a result, we recorded a $14.4 million benefit for additional foreign tax credits that became available to us. These benefits were offset by a tax expense of $4.6 million related to a tax reserve in a foreign jurisdiction.

Additionally in 2023, our results include tax expense of $21.8 million relating to an uncertain tax position regarding transfer pricing in a foreign jurisdiction. Our rate was also impacted by non-deductible imputed interest related to the deferred payment on the acquisition of ServiceMax, Inc.

As of September 30, 2025 and 2024, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $179.1 million ($28.7 million in Accrued income taxes and $150.4 million in Other liabilities) and $75.3 million ($40.0 million in Accrued income taxes, $6.2 million in Accrued expenses and other current liabilities and $29.1 million in Other liabilities), respectively. As of September 30, 2025 and 2024, prepaid taxes recorded in Prepaid expenses on the accompanying Consolidated Balance Sheets were $20.4 million and $14.0 million, respectively. We made net income tax payments of $121.7 million, $68.6 million and $65.9 million in 2025, 2024 and 2023, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

(in thousands)	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$12,074	$14,141
Foreign tax credits	5,996	2,028
Capitalized research and development	176,610	136,001
Pension benefits	6,868	7,629
Prepaid expenses	22,391	18,551
Deferred revenue	2,970	2,607
Stock-based compensation	23,514	22,231
Other reserves not currently deductible	39,888	34,422
Amortization of intangible assets	36,560	60,527
Research and development and other tax credits	8,984	25,706
Lease liabilities	43,650	46,460
Fixed assets	114,109	106,741
Capital loss carryforward	4,517	3,875
Other	5,608	3,528
Gross deferred tax assets	503,739	484,447
Valuation allowance	(8,529)	(21,755)
Total deferred tax assets	495,210	462,692
Deferred tax liabilities:
Acquired intangible assets not deductible	(246,107)	(257,731)
Lease assets	(29,298)	(34,160)
Pension prepayments	(4,279)	(3,283)
Deferred revenue	(10,212)	(1,243)
Depreciation	(3,277)	(4,683)
Deferred income	(14,518)	(11,636)
Prepaid commissions	(14,479)	(13,738)
Other	(9,120)	(9,030)
Total deferred tax liabilities	(331,290)	(335,504)
Net deferred tax assets	$163,920	$127,188

We reassess our valuation allowance requirements each financial reporting period. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets.

For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2025, we had U.S. federal tax effected NOL carryforwards from acquisitions of $0.4 million which expire in 2026 to 2033. The use of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. Additionally, we have tax effected state NOL carryforwards, net of federal benefit, of $4.9 million, which expire beginning in 2027 and ending in 2042.

As of September 30, 2025, we had federal R&D credit carryforwards of $2.2 million, which expire beginning in 2026 and ending in 2035, and Massachusetts R&D credit carryforwards of $16.8 million, which expire beginning in 2026 and ending in 2040. We also had foreign tax credits of $6.0 million, which expire beginning in 2032 and ending in 2035.

We also have tax effected NOL carryforwards in non-U.S. jurisdictions totaling $6.7 million, the majority of which do not expire, and non-U.S. tax credit carryforwards of $1.2 million that expire beginning in 2031 and ending in 2037. Additionally, we have tax effected amortization carryforwards of $18.0 million in a foreign jurisdiction. There are limitations imposed on the use of such attributes that could restrict the recognition of any tax benefits.

As of September 30, 2025, we have a valuation allowance of $3.4 million against net deferred tax assets in the United States and a valuation allowance of $5.1 million against net deferred tax assets in certain foreign jurisdictions. The $3.4 million U.S. valuation allowance relates to Massachusetts tax credit carryforwards which we do not expect to realize a benefit from prior to expiration. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our capital loss carryforwards, the majority of which do not expire. However, there are limitations imposed on the utilization of such capital losses that could restrict the recognition of any tax benefits.

The changes to the valuation allowance were primarily due to the following:

(in thousands)	Year ended September 30,
	2025	2024	2023
Valuation allowance, beginning of year	$21,755	$21,695	$22,283
Net increase (decrease) in deferred tax assets with a full valuation allowance	(13,226)	60	(588)
Valuation allowance, end of year	$8,529	$21,755	$21,695

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2025, 2024 and 2023 we recorded net interest expense of $10.0 million, $3.3 million and $0.5 million, respectively. In 2025, 2024 and 2023 we had no penalty expenses in our income tax provision. As of September 30, 2025 and 2024, we had accrued $13.6 million and $3.1 million of estimated interest expense, respectively. We had no accrued tax penalties as of September 30, 2025, 2024 or 2023.

	Year ended September 30,
Unrecognized tax benefits (in thousands)	2025	2024	2023
Unrecognized tax benefit, beginning of year	$65,035	$50,742	$23,923
Tax positions related to current year:
Additions	14,736	7,570	7,075
Tax positions related to prior years:
Additions	104,375	10,705	20,855
Reductions	(9,669)	(452)	—
Settlements	(16,753)	(3,530)	—
Statute expirations	—	—	(1,111)
Unrecognized tax benefit, end of year	$157,724	$65,035	$50,742

In 2024, we requested consent from the IRS to change our tax accounting method for the treatment of certain deductions. In accordance with GAAP, our financial statements have not reflected the effects of this accounting method change as we had not received IRS consent as of September 30, 2025. Accordingly, since we reflected the benefits associated with this position in our U.S. federal tax return for the year ended September 30, 2024, which was filed during the fourth quarter of 2025, we have included an unrecognized tax benefit of $109.2 million within Other liabilities on the Consolidated Balance Sheets. We subsequently received formal consent from the IRS in October 2025. Consequently, we will release the reserve in the first quarter of 2026, primarily resulting in corresponding decreases to Deferred tax assets and the reserve for unrecognized tax benefits within Other liabilities. Additionally, this will result in a net income tax benefit of $6.5 million for the reversal of the associated accrued interest and indirect effects on GILTI and FDII as discussed above.

If all of our unrecognized tax benefits as of September 30, 2025 were to become recognizable in the future, we would record a benefit to the income tax provision of $32.1 million (which would be partially offset by an increase in the U.S. valuation allowance of $6.0 million). Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. As described above, within the next 12 months the amount of unrecognized tax benefits related to the IRS consent will be reduced by $109.2 million. Apart from that, we do not believe it is reasonably possible that there could be additional reductions to the amount of unrecognized tax benefits within the next 12 months.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. As of September 30, 2025, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2022 through 2025
Germany	2019 through 2025
France	2023 through 2025
Japan	2020 through 2025
Ireland	2019 through 2025

Additionally, net operating loss and tax credit carryforwards from certain earlier periods in these jurisdictions may be subject to examination to the extent they are used in later periods.

We incurred expenses related to stock-based compensation in 2025, 2024 and 2023 of $216.2 million, $223.5 million and $206.5 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation totaled $42.5 million, $27.5 million and $33.4 million in 2025, 2024 and 2023, respectively. Upon vesting of the stock-based awards, the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is recorded to the tax provision. In 2025, 2024 and 2023, net windfall tax benefits of $7.4 million, $10.2 million and $7.8 million were recorded to the tax provision.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to us beginning in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. While there is no material impact on our financial statements for the year ended September 30, 2025, we are in the process of evaluating the prospective impact of the Act to our consolidated financial statements and cash flow.

8. Debt

As of September 30, 2025 and 2024, we had the following short- and long-term debt obligations:

(in thousands)	September 30,
	2025	2024
4.000% Senior notes due 2028	$500,000	$500,000
3.625% Senior notes due 2025	—	500,000
Credit facility revolver line(1)(2)	231,250	262,000
Credit facility term loan(1)(2)	468,750	490,625
Total debt	1,200,000	1,752,625
Unamortized debt issuance costs for the senior notes(3)	(2,566)	(4,053)
Total debt, net of issuance costs(4)	$1,197,434	$1,748,572

(1)
Unamortized debt issuance costs related to the credit facility were $2.7 million included in Other current assets and $3.3 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2025 and $2.3 million included in Other current assets and $5.2 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2024.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments remaining of $25.0 million in 2026 and 2027, and $418.7 million in 2028.
(3)
As of September 30, 2025, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheet. As of September 30, 2024, $0.4 million of unamortized debt issuance costs for the senior notes was included in Current portion of long-term debt and $3.6 million was included in Long-term debt on the Consolidated Balance Sheet.
(4)
As of September 30, 2025, $25.0 million of debt associated with the credit facility term loan was classified as short term. As of September 30, 2024, $521.5 million of debt was classified as short term, including $499.6 million associated with the 2025 senior notes and related debt issuance costs and $21.9 million associated with the credit facility term loan.

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

As of September 30, 2025, the total estimated fair value of the 2028 Notes was approximately $490.0 million based on quoted prices for the notes on that date.

We were in compliance with all the covenants for the 2028 Notes as of September 30, 2025.

Terms of the 2028 Notes

Interest on the 2028 Notes is payable semi-annually on February 15 and August 15. The debt indenture for the 2028 Notes includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions.

We may, on one or more occasions, redeem the 2028 Notes in whole or in part at specified redemption prices. In certain circumstances constituting a change of control, we will be required to make an offer to repurchase the notes at a purchase price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. Our ability to repurchase the notes upon such event may be limited by law, by the indenture associated with the notes, by our then-available financial resources or by the terms of other agreements to which we may be party at such time. If we fail to repurchase the notes as required by the indenture, it would constitute an event of default under the indenture which, in turn, may also constitute an event of default under other obligations.

Credit Agreement

In January 2023, we entered into an amended and restated credit agreement for a secured multi-currency bank credit facility with a syndicate of banks. Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility.

As of September 30, 2025, unused commitments under our credit facility were approximately $1,018.8 million and amounts available for borrowing were $1,001.7 million.

As of September 30, 2025, the fair value of our credit facility approximates its book value.

PTC Inc. and certain foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors and secured, subject to exceptions, by a first priority perfected security interest in substantially all existing and after-acquired personal property owned by PTC Inc. and its material domestic subsidiaries (except for certain indirect material domestic subsidiaries). As of the filing of this Form 10-K, there are no subsidiary guarantors of the obligations under the credit facility. As of September 30, 2025, $96.3 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the base rate (for USD borrowings, either the adjusted Daily Simple RFR or adjusted Term SOFR) and period selected by us. The spread over the base rate depends on our total leverage ratio. As of September 30, 2025, the annual rate for borrowings outstanding was 5.6%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

The credit facility limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC Inc. and its material domestic subsidiaries may not invest cash or property in, or loan amounts to, PTC Inc.’s foreign subsidiaries in aggregate amounts exceeding $100 million for purposes other than acquisitions of businesses. The credit facility also requires that we maintain certain financial ratios. As of September 30, 2025, we were in compliance with all financial and operating covenants of the credit facility.

In 2025, we incurred $1.2 million in financing costs in connection with the October 2024 amendment to our credit agreement, all of which was recorded as deferred debt issuance costs and included in Other assets and Other current assets on the Consolidated Balance Sheet. In 2023, we incurred $13.4 million in financing costs in connection with the January 2023 credit facility and related arrangements, of which $4.2 million (related to a since-extinguished bridge loan) was expensed in the period and $9.2 million was recorded as deferred debt issuance costs and included in Other assets and Other current assets on the Consolidated Balance Sheet. Deferred debt issuance costs are expensed over the term of the obligations.

Interest

In 2025, 2024 and 2023, we incurred interest expense of $77.0 million, $119.7 million, and $129.4 million, respectively, and paid $77.8 million, $137.0 million and $89.8 million, respectively, of interest on our debt. Interest expense in 2023 included $30.0 million of interest imputed on the $650.0 million deferred acquisition payment related to the ServiceMax acquisition. The average interest rate on borrowings outstanding during 2025, 2024 and 2023 was approximately 4.9%, 5.4% and 4.9%, respectively.

9. Commitments and Contingencies

As of September 30, 2025 and 2024, we had letters of credit and bank guarantees outstanding of $15.6 million (of which $0.6 million was collateralized) and $15.6 million (of which $0.6 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal and Regulatory Matters

With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

We are subject to legal proceedings and claims against us in the ordinary course of business. As of September 30, 2025, we estimate that the range of possible outcomes for such matters is immaterial and we do not believe that resolving them will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.

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

10. Stockholders’ Equity

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

In 2025, we repurchased 1.65 million shares for $300.0 million. We did not repurchase any shares in 2024 or 2023.

11. Equity Incentive Plans

We have two equity incentive plans, our 2000 Equity Incentive Plan and our 2016 Employee Stock Purchase Plan (ESPP).

Our 2000 Equity Incentive Plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers, and consultants. We award restricted stock units (RSUs) as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation and People Committee of our Board of Directors on or prior to the grant date. Each RSU represents the contingent right to receive one share of our common stock.

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

The following table shows total stock-based compensation expense recorded in our Consolidated Statements of Operations:

(in thousands)	Year ended September 30,
	2025	2024	2023
Cost of license revenue	$409	$133	$145
Cost of support and cloud services revenue	16,435	14,479	12,801
Cost of professional services revenue	5,846	6,827	7,928
Sales and marketing	61,750	68,541	56,394
Research and development	65,119	60,266	58,931
General and administrative	66,646	73,215	70,260
Total stock-based compensation expense	$216,205	$223,461	$206,459

Stock-based compensation expense in 2025, 2024 and 2023 includes $7.1 million, $6.8 million, and $6.8 million respectively, related to our ESPP.

2000 Equity Incentive Plan Accounting and Stock-Based Compensation Expense

The fair value of RSUs granted in 2025, 2024 and 2023 was based on the fair market value of our stock on the date of grant for service- and certain performance- based RSUs and based on a Monte Carlo simulation model for relative total shareholder return (rTSR) performance RSUs. The weighted average fair value per share of RSUs granted in 2025, 2024 and 2023 was $186.37, $164.73 and $130.64, respectively.

We account for forfeitures as they occur, rather than estimate expected forfeitures.

As of September 30, 2025, total unrecognized compensation cost related to unvested RSUs expected to vest was approximately $201.5 million and the weighted average remaining recognition period for unvested RSUs was 18 months. As of September 30, 2025, the weighted average remaining vesting term for outstanding awards was 1.1 years.

As of September 30, 2025, 4.9 million shares of common stock were available for grant under the equity incentive plan and 1.9 million shares of common stock were reserved for issuance upon vesting of RSUs granted and outstanding.

The following table sets forth the restricted stock unit activity for the year ended September 30, 2025.

(in thousands, except grant date fair value data)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance of outstanding RSUs at October 1, 2024	2,064	$147.92
Granted(1)	1,232	$186.37
Vested	(1,300)	$148.03
Forfeited or not earned	(100)	$152.65
Balance of outstanding RSUs at September 30, 2025	1,896	$173.53	$384,917
(1)
RSUs granted include 17 shares from prior period rTSR awards that were earned upon achievement of the performance criteria and vested in November 2024 and 10 shares from prior period performance-based awards that were earned upon achievement of the performance criteria and vested in November 2024.

The following table presents the number of RSU awards granted by award type:

(in thousands)	Year ended September 30, 2025
Performance-based RSUs(1)	94
Service-based RSUs(2)	1,045
Relative Total Shareholder Return RSUs(3)	66
(1)
The performance-based RSUs are primarily made up of RSUs granted to our executives and are eligible to vest based upon annual performance measures over a three-year period. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2025, November 15, 2026, and November 15, 2027, or the date the Compensation and People Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of RSUs can be earned.
(2)
The service-based RSUs were granted to employees, including our executive officers. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.
(3)
The rTSR RSUs were granted to our executives and are eligible to vest based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of the measurement period ending on September 30, 2027. The RSUs earned will vest on November 15, 2027, or the date the Compensation and People Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. Up to a maximum of two times the number of rTSR RSUs eligible to be earned for the period may vest. If the stock price as of the beginning of the period is below the stock price at the end of the period, a maximum of 100% of the rTSR RSUs may vest.

The weighted-average fair value of the rTSR RSUs was $243.47 per target RSU on the grant date. The fair value of the rTSR RSUs was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The significant assumptions used in the Monte Carlo simulation model were as follows:

	2025	2024	2023
Average volatility of peer group	50.64%	49.30%	41.54%
Risk-free interest rate	4.21%	4.65%	4.12%
Dividend yield	—%	—%	—%
Expected term (in years)	2.88	2.87	2.87

The value of stock issued for vested RSUs is as follows:

(in thousands)	Year ended September 30,
	2025	2024	2023
Stock issued for vested RSUs	$236,697	$289,333	$240,066

In 2025, shares issued upon vesting of restricted stock units were net of 0.4 million shares retained by us to cover employee tax withholdings of $80.4 million. In 2024, shares issued upon vesting of restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $101.9 million. In 2023, shares issued upon vesting of restricted stock and restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $82.8 million.

As of September 30, 2025 and September 30, 2024, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $51.3 million and $47.7 million, respectively. The liability as of September 30, 2024 was settled via the issuance of shares in the first quarter of 2025.

12. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 3% of the employee’s earnings. Our matching contributions vest immediately. We made matching contributions of $9.3 million, $9.2 million and $8.6 million in 2025, 2024 and 2023, respectively.

13. Pension Plans

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

The following table presents the actuarial assumptions used in accounting for the pension plans:

	2025	2024	2023
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	3.8%	3.3%	4.2%
Rate of increase in future compensation	3.0%	3.0%	3.0%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	3.3%	4.2%	3.7%
Rate of increase in future compensation	3.0%	3.0%	3.6%
Rate of return on plan assets	4.8%	4.8%	4.8%

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

The weighted long-term rate of return assumption, together with the assumptions used to determine the benefit obligations as of September 30, 2025 in the table above, will be used to determine our 2026 net periodic pension income, which we expect to be approximately $0.7 million.

As of September 30, 2025, the weighted average interest credit rate used in our two cash balance pension plans is 4.7%.

All non-service net periodic pension costs are presented in Other income, net on the Consolidated Statement of Operations. The actuarially computed components of net periodic pension cost recognized in our Consolidated Statements of Operations for each year are shown below:

(in thousands)	Year ended September 30,
	2025	2024	2023
Interest cost of projected benefit obligation	$2,121	$2,368	$2,126
Service cost	578	674	690
Expected return on plan assets	(3,700)	(3,361)	(3,541)
Amortization of prior service cost	—	—	—
Recognized actuarial loss	697	398	241
Settlement gain	(65)	(19)	—
Net periodic pension (benefit) cost	$(369)	$60	$(484)

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets:

(in thousands)	Year ended September 30,
	2025	2024
Change in benefit obligation:
Projected benefit obligation, beginning of year	$70,242	$60,433
Service cost	578	674
Interest cost	2,121	2,368
Actuarial loss (gain)	(2,818)	7,128
Foreign exchange impact	2,896	3,319
Participant contributions	93	100
Benefits paid	(2,711)	(3,162)
Settlements	(941)	(618)
Projected benefit obligation, end of year	$69,460	$70,242
Change in plan assets and funded status:
Plan assets at fair value, beginning of year	$77,757	$68,875
Actual return on plan assets	2,563	5,120
Employer contributions	3,238	3,697
Participant contributions	93	100
Foreign exchange impact	3,775	3,745
Settlements	(941)	(618)
Benefits paid	(2,711)	(3,162)
Plan assets at fair value, end of year	83,774	77,757
Projected benefit obligation, end of year	69,460	70,242
Underfunded status	$(11,367)	$(12,438)
Overfunded status	$25,681	$19,953
Accumulated benefit obligation, end of year	$68,996	$69,580
Amounts recognized in the balance sheet:
Non-current asset	$25,681	$19,953
Non-current liability	$(10,979)	$(12,083)
Current liability	$(388)	$(355)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$13,620	$15,230

As of September 30, 2025 and 2024, two of our pension plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. Three international plans were overfunded.

The following table shows the change in Accumulated other comprehensive loss:

(in thousands)	Year ended September 30,
	2025	2024
Accumulated other comprehensive loss, beginning of year	$15,230	$9,573
Recognized during year - amortization of net actuarial losses	(697)	(398)
Occurring during year - effect of settlement	65	19
Occurring during year - net actuarial losses (gains)	(1,681)	5,369
Foreign exchange impact	703	667
Accumulated other comprehensive loss, end of year	$13,620	$15,230

In 2025, our actuarial gains were impacted by the increase in discount rate from 3.3% in 2024 to 3.8% in 2025. In 2024, our actuarial losses were impacted by the decrease in discount rate from 4.2% in 2023 to 3.3% in 2024.

The following table shows the percentage of total plan assets for each major category of plan assets:

	September 30,
Asset category	2025	2024
Equity securities	19%	12%
Fixed income securities	57%	62%
Commodities	6%	6%
Insurance company funds	8%	9%
Cash	10%	11%
	100%	100%

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

In 2025, 2024 and 2023, our actual return (loss) on plan assets was $2.6 million, $5.1 million and $(1.9) million, respectively.

Based on actuarial valuations and additional voluntary contributions, we contributed $3.2 million, $3.7 million and $1.3 million in 2025, 2024 and 2023, respectively, to the plans. In 2026, we expect to contribute $0.6 million to the plans and to directly pay $3.6 million in benefits.

As of September 30, 2025, benefit payments expected to be paid over the next ten years are as follows:

(in thousands)	Future Benefit Payments
2026	$4,402
2027	$5,072
2028	$5,061
2029	$5,164
2030	$5,209
2031 to 2035	$27,064

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

(in thousands)	September 30, 2025
	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government	$47,554	$—	$—	$47,554
Equities in funds	15,709	—	—	15,709
Commodities	5,077	—	—	5,077
Insurance company funds(1)	—	6,867	—	6,867
Cash	8,538	—	—	8,538
Options	29	—	—	29
Total plan assets	$76,907	$6,867	$—	$83,774

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Fixed income securities:
Government	$48,146	$—	$—	$48,146
Equities in funds	9,550	—	—	9,550
Commodities	4,309	—	—	4,309
Insurance company funds(1)	—	7,385	—	7,385
Cash	8,277	—	—	8,277
Options	90	—	—	90
Total plan assets	$70,372	$7,385	$—	$77,757

(1)
These investments are comprised primarily of funds invested with an insurance company in Japan with a guaranteed rate of return. The insurance company invests these assets primarily in government and corporate bonds.

14. Fair Value Measurements

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and 2024 were as follows:

(in thousands)	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$38,031	$—	$—	$38,031
Forward contracts	—	6,007	—	6,007
Option contracts	—	6,228	—	6,228
	$38,031	$12,235	$—	$50,266
Financial liabilities:
Forward contracts	—	4,773	—	4,773
	$—	$4,773	$—	$4,773

(in thousands)	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$48,509	$—	$—	$48,509
Forward contracts	—	1,202	—	1,202
	$48,509	$1,202	$—	$49,711
Financial liabilities:
Forward contracts	—	4,166	—	4,166
	$—	$4,166	$—	$4,166

(1)
Money market funds and time deposits.

15. Derivative Financial Instruments

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	September 30,
	2025	2024	2025	2024
Derivative assets:(1)
Forward contracts	$2,871	$181	$3,136	$1,021
Option contracts	$—	$—	$6,228	$—
Derivative liabilities:(2)
Forward contracts	$—	$630	$4,773	$3,536
(1)
As of September 30, 2025 and 2024, current derivative assets are recorded in Other current assets on the Consolidated Balance Sheets.
(2)
As of September 30, 2025 and 2024, current derivative liabilities are recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Non-Designated Hedges

As of September 30, 2025 and 2024, we had outstanding forward and option contracts not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2025	2024
Euro / U.S. Dollar(1)	$1,202,830	$781,398
British Pound / U.S. Dollar	22,974	24,810
Israeli Shekel / U.S. Dollar	20,094	12,535
Indian Rupee / U.S. Dollar	53,465	—
Japanese Yen / U.S. Dollar(2)	131,284	42,340
Swiss Franc / U.S. Dollar	8,960	74,939
Swedish Krona / U.S. Dollar	21,568	48,596
Chinese Renminbi / U.S. Dollar	7,134	32,124
New Taiwan Dollar / U.S. Dollar	23,098	16,368
All other	26,679	25,368
Total	$1,518,086	$1,058,478
(1)
As of September 30, 2025, $835.4 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $367.4 million relates to option contracts. As of September 30, 2024, all the Euro to U.S. Dollar outstanding notional amount relates to forward contracts.
(2)
As of September 30, 2025, $41.9 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $89.4 million relates to option contracts. As of September 30, 2024, all the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts.

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023:

(in thousands)		Year ended September 30,
	Location of Gain (Loss)	2025	2024	2023
Net realized and unrealized loss, excluding the underlying foreign currency exposure being hedged	Other income, net	$(5,204)	$(6,238)	$(11,757)

In 2025, 2024, and 2023, foreign currency losses, net were $2.5 million, $1.8 million, and $2.1 million, respectively.

Net Investment Hedges

As of September 30, 2025 and 2024, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

	September 30,
Currency Hedged (in thousands)	2025	2024
Euro / U.S. Dollar	$480,198	$462,894
Japanese Yen / U.S. Dollar	10,260	10,739
Total	$490,458	$473,633

The following table shows the effect of our derivative instruments designated as net investment hedges on the Consolidated Statements of Operations for the years ended September 30, 2025, 2024, and 2023:

(in thousands)		Year ended September 30,
	Location of Gain (Loss)	2025	2024	2023
Loss recognized in Other comprehensive income ("OCI")	OCI	$(23,684)	$(21,643)	$(10,033)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—
Gain recognized, excluded portion	Other income, net	$6,251	$4,346	$4,241

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our foreign exchange contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of September 30, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of September 30, 2025	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$12,235	$—	$12,235	$(4,773)	$—	$7,462

The following table sets forth the offsetting of derivative liabilities as of September 30, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of September 30, 2025	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$4,773	$—	$4,773	$(4,773)	$—	$—

16. Leases

Our headquarters are located at 121 Seaport Boulevard, Boston, Massachusetts, encompassing approximately 250,000 square feet under a lease agreement that runs through June 2037. Base rent for the first year of the lease was $11.0 million and increases by $1 per square foot per year thereafter ($0.3 million per year). Base rent first became payable on July 1, 2020. In addition to the base rent, we are required to pay our pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Annual Additional Rent is estimated to be approximately $8.2 million.

In 2025, we subleased certain portions of our Seaport headquarters for lease terms ending May 2031 and June 2037. We recognized an impairment charge of $12.8 million on right-of-use assets related to subleased facilities. For additional information on this impairment charge, see Note 2. Summary of Significant Accounting Policies.

The components of lease cost reflected in the Consolidated Statements of Operations for the years ended September 30, 2025, 2024, and 2023 were as follows:

(in thousands)	Year ended September 30,
	2025	2024	2023
Operating lease cost	$32,912	$33,288	$32,402
Short-term lease cost	1,453	3,691	5,411
Variable lease cost	10,572	9,919	10,945
Sublease income	(958)	(1,436)	(4,749)
Total lease cost	$43,979	$45,462	$44,009

Supplemental cash flow information for the years ended September 30, 2025, 2024, and 2023 was as follows:

(in thousands)	Year ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,303	$35,498	$36,038
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$16,664	$11,079	$28,257

(1)
In the year ended September 30, 2023, operating lease additions included $4.0 million related to the ServiceMax acquisition.

Supplemental balance sheet information related to the leases as of September 30, 2025 and 2024 was as follows:

	September 30,
	2025	2024
Weighted-average remaining lease term - operating leases	9.4 years	10.3 years
Weighted-average discount rate - operating leases	5.3%	5.4%

Maturities of lease liabilities as of September 30, 2025 are as follows:

(in thousands)	Operating Leases
2026	$31,829
2027	26,987
2028	22,214
2029	18,674
2030	17,460
Thereafter	104,477
Total future lease payments	221,641
Less: imputed interest	(49,208)
Total lease liability	$172,433

As of September 30, 2025, we had an operating lease that had not yet commenced. The lease will commence in 2026 with a lease term of 5 years and we will make future lease payments of approximately $7.4 million.

17. Segments

We operate as a single operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. The CODM evaluates financial performance and allocates resources based on consolidated results, including consolidated net income. The total assets of the segment are reported on the Consolidated Balance Sheets.

See Note 3. Revenue from Contracts with Customers for additional information about our revenue by geographic region and Note 4. Property and Equipment for additional information about our long-lived assets by geographic region.

The following table presents revenue, significant expenses, and consolidated net income for our reportable segment:

(in thousands)	Year ended September 30,
	2025	2024	2023
Revenue	$2,739,226	$2,298,472	$2,097,053
Costs and expenses:
Cost of revenue, adjusted(1)	389,465	384,882	384,438
Operating expenses, adjusted(2)	1,047,636	1,019,250	953,720
Other segment items(3)	568,128	518,007	513,355
Consolidated net income	$733,997	$376,333	$245,540
(1)
Cost of revenue, adjusted excludes stock-based compensation and amortization of acquired intangible assets.
(2)
Operating expenses, adjusted excludes stock-based compensation, amortization of acquired intangible assets, acquisition and transaction-related charges, and Impairment and other charges (credits), net.
(3)
Other segment items include stock-based compensation; amortization of acquired intangible assets; acquisition and transaction-related charges; Impairment and other charges (credits), net; Other income (expense), net; and Provision for income taxes.

18. Subsequent Events

Kepware and ThingWorx Divestiture

On November 5, 2025, we entered into an Asset Purchase Agreement with Parrot US Buyer, L.P., a Delaware limited partnership (“Purchaser”), an entity controlled by investment funds affiliated with TPG Global, LLC. Pursuant to the Asset Purchase Agreement, on the terms and subject to the conditions therein, PTC has agreed to sell, and Purchaser has agreed to acquire, PTC’s Kepware and ThingWorx businesses (collectively, the “Business”), in exchange for total consideration consisting of $600 million in cash (the “Purchase Price”) payable at the closing of the transactions contemplated by the Asset Purchase Agreement, subject to certain adjustments, plus the assumption by Purchaser of certain liabilities of the Business specified in the Asset Purchase Agreement, as well as the right to contingent consideration in an amount not to exceed $125 million in certain circumstances following a sale of the Business by Purchaser. The transaction is expected to close in the first half of calendar year 2026.

As described in greater detail in the Asset Purchase Agreement, the Purchase Price will be (i) increased or decreased to the extent the Working Capital (as defined in the Asset Purchase Agreement) of the Business as of the Closing is higher or lower than a specified target amount, (ii) decreased by the amount of any Indebtedness (as defined in the Asset Purchase Agreement) of the Business as of the Closing, (iii) decreased by $35 million to the extent the Business does not achieve certain financial performance metrics in the month ending prior to Closing, and (iv) decreased by a specified amount reflecting the average billed accounts receivable of the Business as of the four-quarter period ending June 30, 2025.

Credit Facility

On November 18, 2025, we entered into an amendment to our credit agreement. The amendment amends the asset sale restrictions to eliminate the restriction entirely for the divestiture of PTC’s Kepware and ThingWorx businesses pursuant to that certain Asset Purchase Agreement dated November 5, 2025, between PTC and Purchaser and to permit sales of assets up to an aggregate of $250 million in book value in any fiscal year as long as no Default or Event of Default exists or would exist after consummation of the sale.

On November 20, 2025, we borrowed $70 million under our revolving credit facility to fund working capital requirements.

Share Repurchases

In the first quarter of 2026, we continued our share repurchase program. Through November 20, 2025, we have repurchased $71 million of our common stock.