Form 10-Q
period 2025-12-31
PTC INC.
filed 2026-02-05
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

There were 118,996,116 shares of our common stock outstanding on February 3, 2026.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2025

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$209,736	$184,415
Accounts receivable, net of allowance for doubtful accounts of $2,099 and $1,487 at December 31, 2025 and September 30, 2025, respectively	804,341	1,001,085
Prepaid expenses	158,516	119,107
Other current assets	69,629	78,760
Assets held for sale	145,204	—
Total current assets	1,387,426	1,383,367
Property and equipment, net	57,219	60,843
Goodwill	3,412,586	3,493,316
Acquired intangible assets, net	804,203	824,663
Deferred tax assets	74,747	194,070
Operating right-of-use lease assets	125,367	114,974
Other assets	565,715	545,939
Total assets	$6,427,263	$6,617,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,337	$11,504
Accrued expenses and other current liabilities	130,122	136,140
Accrued compensation and benefits	126,607	199,561
Accrued income taxes	39,398	28,749
Current portion of long-term debt	25,000	25,000
Deferred revenue	701,631	812,271
Short-term lease obligations	23,242	24,179
Liabilities held for sale	71,385	—
Total current liabilities	1,137,722	1,237,404
Long-term debt	1,172,706	1,172,434
Deferred tax liabilities	30,237	30,151
Long-term deferred revenue	10,747	14,794
Long-term lease obligations	160,111	148,254
Other liabilities	73,321	187,906
Total liabilities	2,584,844	2,790,943
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,892 and 119,536 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	1,189	1,195
Additional paid-in capital	1,672,252	1,822,590
Retained earnings	2,250,125	2,083,607
Accumulated other comprehensive loss	(81,147)	(81,163)
Total stockholders’ equity	3,842,419	3,826,229
Total liabilities and stockholders’ equity	$6,427,263	$6,617,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2025	December 31, 2024
Revenue:
License	$269,654	$172,754
Support and cloud services	393,256	360,962
Total software revenue	662,910	533,716
Professional services	22,915	31,412
Total revenue	685,825	565,128
Cost of revenue:
Cost of license revenue	13,342	10,223
Cost of support and cloud services revenue	79,229	71,352
Total cost of software revenue	92,571	81,575
Cost of professional services revenue	25,175	30,222
Total cost of revenue	117,746	111,797
Gross margin	568,079	453,331
Operating expenses:
Sales and marketing	140,891	157,532
Research and development	119,984	115,516
General and administrative	74,001	53,319
Amortization of acquired intangible assets	12,072	11,440
Total operating expenses	346,948	337,807
Operating income	221,131	115,524
Interest expense	(17,260)	(22,048)
Other expense, net	(896)	(322)
Income before income taxes	202,975	93,154
Provision for income taxes	36,457	10,922
Net income	$166,518	$82,232
Earnings per share—Basic	$1.40	$0.68
Earnings per share—Diluted	$1.39	$0.68
Weighted-average shares outstanding—Basic	119,330	120,243
Weighted-average shares outstanding—Diluted	119,989	121,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2025	December 31, 2024
Net income	$166,518	$82,232
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $0.2 million and $(8.2) million in the first quarter of 2026 and 2025, respectively	(589)	25,240
Foreign currency translation adjustment, net of tax of $0 for each period	529	(63,997)
Change in pension benefit, net of tax of $(0.0) million and $(0.1) million in the first quarter of 2026 and 2025, respectively	76	844
Other comprehensive income (loss)	16	(37,913)
Comprehensive income	$166,534	$44,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$166,518	$82,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,298	25,823
Amortization of right-of-use lease assets	8,830	7,928
Stock-based compensation	57,867	55,851
Other non-cash items, net	(279)	(999)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	191,988	131,353
Accounts payable and accrued expenses	73,739	(13,192)
Accrued compensation and benefits	(36,474)	(2,144)
Deferred revenue	(112,390)	(27,810)
Accrued income taxes	(11,037)	(13,528)
Other current assets and prepaid expenses	(148,613)	(18,766)
Operating lease liabilities	11,370	(3,850)
Other noncurrent assets and liabilities	42,928	15,531
Net cash provided by operating activities	269,745	238,429
Cash flows from investing activities:
Additions to property and equipment	(2,341)	(2,767)
Settlement of net investment hedges	3,200	28,308
Net cash provided by investing activities	859	25,541
Cash flows from financing activities:
Borrowings under credit facility	70,000	50,000
Repayments of borrowings under credit facility	(70,000)	(255,125)
Repurchases of common stock	(200,034)	(75,000)
Payments of withholding taxes in connection with stock-based awards	(43,033)	(42,789)
Other financing activity	(1,007)	(1,410)
Net cash used in financing activities	(244,074)	(324,324)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,209)	(9,201)
Net change in cash, cash equivalents, and restricted cash	25,321	(69,555)
Cash, cash equivalents, and restricted cash, beginning of period	184,988	266,466
Cash, cash equivalents, and restricted cash, end of period	$210,309	$196,911
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	$7,191	$4,648
Operating right-of-use assets obtained in exchange for operating lease liabilities	$18,738	$2,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2025	119,536	$1,195	$1,822,590	$2,083,607	$(81,163)	$3,826,229
Common stock issued for employee stock-based awards	781	8	(8)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(283)	(3)	(49,828)	—	—	(49,831)
Compensation expense from stock-based awards	—	—	100,648	—	—	100,648
Repurchases of common stock, including excise tax	(1,142)	(11)	(201,150)	—	—	(201,161)
Net income	—	—	—	166,518	—	166,518
Loss on net investment hedges, net of tax	—	—	—	—	(589)	(589)
Foreign currency translation adjustment	—	—	—	—	529	529
Change in defined benefit pension items, net of tax	—	—	—	—	76	76
Balance as of December 31, 2025	118,892	$1,189	$1,672,252	$2,250,125	$(81,147)	$3,842,419

	Three months ended December 31, 2024
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	695	7	(7)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(248)	(3)	(47,190)	—	—	(47,193)
Compensation expense from stock-based awards	—	—	93,297	—	—	93,297
Repurchases of common stock, including excise tax	(383)	(4)	(74,996)	—	—	(75,000)
Net income	—	—	—	82,232	—	82,232
Gain on net investment hedges, net of tax	—	—	—	—	25,240	25,240
Foreign currency translation adjustment	—	—	—	—	(63,997)	(63,997)
Change in defined benefit pension items, net of tax	—	—	—	—	844	844
Balance as of December 31, 2024	120,219	$1,202	$1,936,411	$1,431,842	$(139,634)	$3,229,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows as of the dates and for the periods indicated. The September 30, 2025 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.

Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30.

Pending Accounting Pronouncements

Narrow-Scope Improvements for Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The ASU will be effective for us in the first quarter of 2029, with early adoption permitted. We expect the adoption to result in disclosure changes only.

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

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	December 31, 2025	September 30, 2025
Short-term receivables	$804,341	$1,001,085
Long-term receivables	$409,166	$378,941
Contract asset	$13,792	$11,044
Deferred revenue	$712,378	$827,065

During the three months ended December 31, 2025, we recognized $344.3 million of revenue that was included in Deferred revenue as of September 30, 2025. The remainder of the change in the Deferred revenue balance was driven by additional deferrals, primarily from new billings, offset by a $60.3 million decrease due to the reclassification of balances related to Kepware and ThingWorx to Liabilities held for sale and a decrease resulting from changes in foreign currency exchange rates.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of December 31, 2025 and September 30, 2025, our total revenue liability was $43.2 million and $39.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations (RPO)

Our contracts with customers include amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of RPO and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of December 31, 2025, RPO totaled $2,936.3 million (including $195.3 million related to the Kepware and ThingWorx businesses), of which $712.4 million is recorded in Deferred revenue, $60.3 million is recorded in Liabilities held for sale, and $2,163.6 is not yet recorded in the Consolidated Balance Sheets. Of the total, we expect to recognize approximately 55% over the next 12 months, 25% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Recurring revenue(1)	$657,280	$524,311
Perpetual license	5,630	9,405
Professional services	22,915	31,412
Total revenue	$685,825	$565,128
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Product lifecycle management (PLM)	$431,542	$353,460
Computer-aided design (CAD)	254,283	211,668
Total revenue	$685,825	$565,128

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Americas	$320,935	$277,969
Europe	271,526	196,024
Asia Pacific	93,364	91,135
Total revenue	$685,825	$565,128

3. Stock-based Compensation

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Cost of license revenue	$99	$34
Cost of support and cloud services revenue	4,246	4,058
Cost of professional services revenue	1,649	1,821
Sales and marketing	15,198	18,068
Research and development	15,915	16,155
General and administrative	20,760	15,715
Total stock-based compensation expense	$57,867	$55,851

As of December 31, 2025 and September 30, 2025, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $8.1 million and $51.3 million, respectively. The liability as of September 30, 2025 was settled via the issuance of shares in the first quarter of 2026.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended
	December 31, 2025	December 31, 2024
Net income	$166,518	$82,232
Weighted-average shares outstanding—Basic	119,330	120,243
Dilutive effect of restricted stock units	659	902
Weighted-average shares outstanding—Diluted	119,989	121,145
Earnings per share—Basic	$1.40	$0.68
Earnings per share—Diluted	$1.39	$0.68

Anti-dilutive shares were immaterial for the three months ended December 31, 2025 and December 31, 2024.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. In the three months ended December 31, 2025 and December 31, 2024, we repurchased 1.1 million shares for $200 million and 0.4 million shares for $75 million, respectively. The amount remaining under such authorization for repurchases as of December 31, 2025 is set forth in Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions and Divestitures

Acquisition and transaction-related costs in the three months ended December 31, 2025 totaled $10.7 million, compared to $0.2 million in the three months ended December 31, 2024. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

Kepware and ThingWorx Divestiture

On November 5, 2025, we entered into an Asset Purchase Agreement with Parrot US Buyer, L.P., a Delaware limited partnership (“Purchaser”), an entity controlled by investment funds affiliated with TPG Global, LLC. Pursuant to the Asset Purchase Agreement, on the terms and subject to the conditions therein, PTC has agreed to sell, and Purchaser has agreed to acquire, PTC’s Kepware and ThingWorx businesses (collectively, the “Business”), in exchange for total consideration consisting of $600 million in cash (the “Purchase Price”) payable at the closing of the transactions contemplated by the Asset Purchase Agreement, subject to certain adjustments, plus the assumption by Purchaser of certain liabilities of the Business specified in the Asset Purchase Agreement, as well as the right to contingent consideration in an amount not to exceed $125 million in certain circumstances following a sale of the Business by Purchaser. The transaction is expected to close on or before April 1, 2026.

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

The assets and liabilities of the Kepware and ThingWorx business were classified as held for sale in the first quarter of 2026. We expect that the sales proceeds less costs to sell will exceed the carrying value of the net assets. This divestiture did not qualify for discontinued operations and therefore, its results will be included in our Consolidated Statements of Operations in continuing operations through the date of sale.

The following table presents the major classes of assets and liabilities classified as held for sale as of December 31, 2025. The following balances incorporate the use of management estimates and are subject to change based on developments leading up to the closing date of the transaction.

(in thousands)	December 31, 2025
Accounts receivable, net	$33,593
Other current assets	7,632
Goodwill	82,204
Long-term receivables	11,104
Other assets	10,671
Total Assets held for sale	$145,204

Accrued compensation and benefits	$6,060
Deferred revenue, current	58,701
Other current liabilities	1,968
Other liabilities	4,656
Total Liabilities held for sale	$71,385

Other Acquisitions

In the third quarter of 2025, we acquired IncQuery Group GmbH pursuant to a Share Purchase Agreement. The purchase price was $7.9 million, net of cash acquired, of which $6.5 million was paid in the period and $1.4 million is contingent consideration that may be paid in 2027 to the extent earned.

6. Goodwill and Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	December 31, 2025			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill			$3,412,586			$3,493,316
Intangible assets with finite lives:
Purchased software	$547,186	$388,320	$158,866	$639,104	$472,357	$166,747
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,093,024	460,800	632,224	1,149,262	505,202	644,060
Trademarks and trade names	31,982	18,869	13,113	38,179	24,323	13,856
Other	3,511	3,511	—	4,019	4,019	—
Total intangible assets with finite lives	$1,698,580	$894,377	$804,203	$1,853,441	$1,028,778	$824,663
Total goodwill and acquired intangible assets			$4,216,789			$4,317,979

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2025	$3,493,316
Reclassification to Assets held for sale	(82,204)
Foreign currency translation adjustment	1,474
Balance, December 31, 2025	$3,412,586

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Amortization of acquired intangible assets	$12,072	$11,440
Cost of revenue	7,900	8,300
Total amortization expense	$19,972	$19,740

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2025 were as follows:

(in thousands)	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$44,996	$—	$—	$44,996
Forward contracts	—	2,887	—	2,887
Option contracts	—	5,898	—	5,898
	$44,996	$8,785	$—	$53,781
Financial liabilities:
Forward contracts	—	1,866	—	1,866
	$—	$1,866	$—	$1,866

(in thousands)	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$38,031	$—	$—	$38,031
Forward contracts	—	6,007	—	6,007
Option contracts	—	6,228	—	6,228
	$38,031	$12,235	$—	$50,266
Financial liabilities:
Forward contracts	—	4,773	—	4,773
	$—	$4,773	$—	$4,773
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

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Derivative assets(1):
Forward contracts	$834	$2,871	$2,053	$3,136
Option contracts	$—	$—	$5,898	$6,228
Derivative liabilities(2):
Forward contracts	$13	$—	$1,853	$4,773
(1)
As of December 31, 2025 and September 30, 2025, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of December 31, 2025 and September 30, 2025, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We hedge our forecasted U.S. Dollar cash flows with foreign exchange option contracts to reduce the risk that they will be adversely affected by changes in Euro or Japanese Yen exchange rates. These options have maturities of up to approximately fourteen months. We do not designate these foreign currency option contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into option contracts as an economic hedge, currency impacts on the Euro or Japanese Yen-denominated operations may be partially offset by gains on the option contracts. Gains and losses on foreign exchange option contracts are included in Other expense, net.

As of December 31, 2025 and September 30, 2025, we had outstanding forward and option contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2025	September 30, 2025
Euro / U.S. Dollar(1)	$1,034,390	$1,202,830
British Pound / U.S. Dollar	16,219	22,974
Israeli Shekel / U.S. Dollar	17,366	20,094
Indian Rupee / U.S. Dollar	80,943	53,465
Japanese Yen / U.S. Dollar(2)	96,794	131,284
Swiss Franc / U.S. Dollar	14,584	8,960
Swedish Krona / U.S. Dollar	16,427	21,568
New Taiwan Dollar / U.S. Dollar	5,777	23,098
Danish Krone / U.S. Dollar	11,890	2,556
All other	20,564	31,257
Total	$1,314,954	$1,518,086
(1)
As of December 31, 2025, $755.1 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $279.3 million relates to option contracts. As of September 30, 2025, $835.4 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $367.4 million relates to option contracts.
(2)
As of December 31, 2025, $31.3 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $65.5 million relates to option contracts. As of September 30, 2025, $41.9 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $89.4 million relates to option contracts.

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three months ended December 31, 2025 and December 31, 2024:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2025	December 31, 2024
Net realized and unrealized gain, excluding the underlying foreign currency exposure being hedged	Other expense, net	$212	$558

In the three months ended December 31, 2025 and December 31, 2024, total foreign currency losses, net were $1.9 million and $1.2 million, respectively.

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

As of December 31, 2025 and September 30, 2025, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	December 31, 2025	September 30, 2025
Euro / U.S. Dollar	$528,136	$480,198
Japanese Yen / U.S. Dollar	19,496	10,260
Total	$547,632	$490,458

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three months ended December 31, 2025 and December 31, 2024:

(in thousands)		Three months ended
	Location of Gain (Loss)	December 31, 2025	December 31, 2024
Gain (loss) recognized in Other comprehensive income (loss) ("OCI")	OCI	$(782)	$33,448
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—
Gain recognized, excluded portion	Other expense, net	$1,931	$1,075

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our foreign exchange contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2025	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$8,785	$—	$8,785	$(1,866)	$—	$6,919

The following table sets forth the offsetting of derivative liabilities as of December 31, 2025:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2025	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$1,866	$—	$1,866	$(1,866)	$—	$—

9. Income Taxes

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Income before income taxes	$202,975	$93,154
Provision for income taxes	$36,457	$10,922
Effective income tax rate	18%	12%

The effective tax rate for the quarter ended December 31, 2025 was higher than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. The effective tax rate for the quarter ended December 31, 2025 also reflected a net income tax benefit of $7.1 million related to Internal Revenue Service (IRS) procedural guidance, as described below. The quarter ended December 31, 2024 included a benefit of $5.4 million associated with the impact of tax reserves related to prior years in a foreign jurisdiction.

In the quarter ended December 31, 2025, our rate included the effects of IRS procedural guidance requiring consent for previously automatic changes of accounting method. In 2024, we requested consent from the IRS to change our tax accounting method for the treatment of certain deductions. In the quarter ended December 31, 2025, upon receiving consent from the IRS, we released the reserve established in 2025 related to the procedural guidance, which resulted in a net income tax benefit of $7.1 million for the reversal of the associated accrued interest and indirect effects on GILTI and FDII in 2024.

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

As of December 31, 2025 and September 30, 2025, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $76.1 million ($39.4 million in Accrued income taxes and $36.7 million recorded in Other Liabilities) and $179.1 million ($28.7 million in Accrued income taxes and $150.4 million in Other liabilities), respectively.

As of December 31, 2025 and September 30, 2025, we had unrecognized tax benefits of $48.6 million and $157.7 million, respectively. This decrease predominantly relates to the release of the reserve established in 2025 related to the IRS procedural guidance, primarily resulting in corresponding decreases to Deferred tax assets and the reserve for unrecognized tax benefits within Other liabilities. Additionally, this resulted in a $7.1 million net income tax benefit as described above. If all our unrecognized tax benefits as of December 31, 2025 were to become recognizable in the future, we would record a benefit to the income tax provision of $48.6 million, which would be partially offset by an increase in the U.S. valuation allowance of $5.8 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that are applicable to us beginning in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. Our financials reflect the impact of the provisions of the Act that are applicable beginning 2026.

10. Debt

As of December 31, 2025 and September 30, 2025, we had the following debt obligations:

(in thousands)	December 31, 2025	September 30, 2025
4.000% Senior notes due 2028	$500,000	$500,000
Credit facility revolver line(1)(2)	237,500	231,250
Credit facility term loan(1)(2)	462,500	468,750
Total debt	1,200,000	1,200,000
Unamortized debt issuance costs for the senior notes(3)	(2,294)	(2,566)
Total debt, net of issuance costs(4)	$1,197,706	$1,197,434
(1)
Unamortized debt issuance costs related to the credit facility were $2.7 million included in Other current assets and $3.6 million included in Other assets on the Consolidated Balance Sheet as of December 31, 2025 and $2.7 million included in Other current assets and $3.3 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2025.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments remaining of $18.8 million in 2026, $25.0 million in 2027, and $418.7 million in 2028.
(3)
As of December 31, 2025 and September 30, 2025, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheets.
(4)
As of December 31, 2025 and September 30, 2025, $25.0 million of debt associated with the credit facility term loan was classified as short term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes).

As of December 31, 2025, the total estimated fair value of the 2028 notes was approximately $493.0 million based on quoted prices for the notes on that date.

We were in compliance with all the covenants for our senior notes as of December 31, 2025.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility.

As of December 31, 2025, unused commitments under our revolving credit facility were $1,012.5 million and the amount available to borrow was $995.4 million.

As of December 31, 2025, the fair value of our credit facility approximates its book value.

PTC and certain foreign subsidiaries are eligible borrowers under the credit facility. As of December 31, 2025, $46.3 million was borrowed by an eligible foreign subsidiary borrower.

Loans under the credit facility bear interest at variable rates. As of December 31, 2025, the annual rate for borrowings outstanding was 5.2%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

As of December 31, 2025, we were in compliance with all financial and operating covenants of the credit facility.

Interest

In the three months ended December 31, 2025 and December 31, 2024, we incurred interest expense on our debt of $17.3 million and $22.0 million, respectively. The average interest rate on borrowings outstanding was approximately 4.8% and 4.7% during the three months ended December 31, 2025 and December 31, 2024, respectively.

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

12. Segments

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

The following table presents revenue, significant expenses, and consolidated net income for our reportable segment:

(in thousands)	Three months ended
	December 31, 2025	December 31, 2024
Revenue	$685,825	$565,128
Costs and expenses:
Cost of revenue, adjusted(1)	103,852	97,584
Operating expenses, adjusted(2)	272,340	276,214
Other segment items(3)	143,115	109,098
Consolidated net income	$166,518	$82,232
(1)
Cost of revenue, adjusted excludes stock-based compensation and amortization of acquired intangible assets.
(2)
Operating expenses, adjusted excludes stock-based compensation, amortization of acquired intangible assets, and acquisition and transaction-related charges.
(3)
Other segment items include stock-based compensation; amortization of acquired intangible assets; acquisition and transaction-related charges; Other expense, net; and Provision for income taxes.

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

Our business is based on a subscription model and 95% of our 2025 revenue was recurring in nature. Compared to a perpetual license model, our subscription model naturally drives higher customer engagement and retention and provides better business predictability. This, in turn, enables us to make steady and sustained investments to support our customers and pursue mid-to-long-term growth opportunities.

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future operating, financial and growth expectations, potential stock repurchases, and the expected timing of closing the sale of the Kepware and ThingWorx businesses (the "divestiture"), are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, the effects of import tariffs, threats of additional and reciprocal import tariffs, global trade and geopolitical tensions and uncertainty, volatile foreign exchange rates, high interest rates or increases in interest rates, inflation, and tightening of credit standards and availability, any of which could cause customers to delay or reduce purchases of new software, adopt competing software solutions, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect our ARR (Annual Run Rate) and/or financial results and cash flow and growth; our investments in our software solutions, including the integration of artificial intelligence (AI) capabilities into our software solutions, may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if customers are slower to adopt those solutions than we expect or if they adopt competing solutions; customers may not build the product data foundations essential for the AI-driven transformation of their business when or as we expect, which could adversely affect our ARR and/or financial results and cash flow and growth; our go-to-market realignment and related initiatives may not generate the ARR and/or financial results or cash flow when or as we expect; the divestiture may not be consummated when or as we expect if, among other factors, regulatory approvals under applicable laws and regulations are not received when or as we expect, or if other closing conditions are not satisfied when or as we expect or are waived; the future thresholds upon which the additional contingent consideration of up to $125 million related to the divestiture would become payable may not be achieved; other uses of cash or our credit facility limits could limit or preclude the return of excess cash and the net proceeds of the divestiture to shareholders by way of share repurchases, or could change the amount and timing of any share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR grew 13% (8% constant currency) to $2.49 billion as of the end of Q1’26 compared to Q1’25.

Cash provided by operating activities grew 13% to $270 million in Q1'26 compared to Q1'25. Free cash flow grew 13% to $267 million in Q1'26 compared to Q1'25. In Q1'26, we made $10 million of divestiture-related payments. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. In Q1'26, we repurchased $200 million of our outstanding shares.

Revenue grew 21% (19% constant currency) to $686 million in Q1'26 compared to Q1'25, driven by growth in license revenue due to the higher total value and longer average duration of renewal contracts that commenced in the period. Operating margin grew by approximately 1180 basis points in Q1'26 compared to Q1'25, reflecting higher revenue as well as continued operating discipline. Diluted earnings per share grew 104% to $1.39 in Q1'26 compared to Q1'25, driven by revenue growth.

In Q1'26, we entered into an agreement to sell our Kepware and ThingWorx businesses and classified related assets and liabilities as held for sale. We may receive up to $600 million upon closing of the transaction, subject to adjustments as set forth in the purchase agreement. For further detail, refer to Note 5. Acquisitions and Divestitures to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The transaction is expected to close on or before April 1, 2026. Our expected use of the net after-tax proceeds will follow our overall capital allocation strategy of returning excess cash to shareholders via share repurchases.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	December 31, 2025	December 31, 2024	Actual	Constant Currency(1)
ARR	$2,494.2	$2,205.3	13%	8%

Total recurring revenue(2)	$657.3	$524.3	25%	23%
Perpetual license	5.6	9.4	(40)%	(41)%
Professional services	22.9	31.4	(27)%	(27)%
Total revenue	685.8	565.1	21%	19%
Total cost of revenue	117.7	111.8	5%	4%
Gross margin	568.1	453.3	25%	22%
Operating expenses	346.9	337.8	3%	2%
Operating income	$221.1	$115.5	91%	79%
Non-GAAP operating income(1)	$309.6	$191.3	62%	55%
Operating margin	32.2%	20.4%
Non-GAAP operating margin(1)	45.1%	33.9%
Diluted earnings per share	$1.39	$0.68
Non-GAAP diluted earnings per share(1)	$1.92	$1.10

Cash provided by operating activities	$269.7	$238.4
Capital expenditures	(2.3)	(2.8)
Free cash flow	$267.4	$235.7

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

Impact of Foreign Currency Exchange on Results of Operations

Approximately 55% of our revenue and 30% of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. Our constant currency disclosures are calculated by multiplying the results in local currency for the quarterly periods for FY'26 and FY'25 by the exchange rates in effect on September 30, 2025.

If Q1'26 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2025, ARR would have been higher by $6 million, revenue would have been higher by $4 million, and expenses would have been higher by $1 million. If Q1'25 reported results were converted into U.S. Dollars using the rates in effect as of September 30, 2025, ARR would have been higher by $102 million, revenue would have been higher by $16 million, and expenses would have been higher by $6 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2025	December 31, 2024	Actual	Constant Currency
License	$269.7	$172.8	56%	52%
Support and cloud services	393.3	361.0	9%	7%
Software revenue	662.9	533.7	24%	21%
Professional services	22.9	31.4	(27)%	(27)%
Total revenue	$685.8	$565.1	21%	19%

Software revenue growth in Q1'26 was driven by license revenue growth, which reflects the higher total value and longer average duration of contracts that renewed in the current-year period.

Support and cloud services revenue growth in Q1'26 was driven by growth in both PLM and CAD.

Professional services revenue decreased in Q1'26 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change
	December 31, 2025	December 31, 2024	Actual	Constant Currency
PLM	$409.9	$323.6	27%	24%
CAD	253.0	210.1	20%	17%
Software revenue	$662.9	$533.7	24%	21%

PLM software revenue growth in Q1'26 was primarily driven by Windchill revenue growth in Europe.

PLM ARR grew 13% (9% constant currency) from Q1'25 to Q1'26, primarily driven by Windchill and Codebeamer. PLM ARR grew 24% (12% constant currency) in Europe, 15% (13% constant currency) in Asia Pacific, and 6% (6% constant currency) in the Americas.

CAD software revenue growth in Q1'26 was driven by Creo revenue growth in the Americas and Europe.

CAD ARR grew 13% (8% constant currency) from Q1'25 to Q1'26, primarily driven by Creo. CAD ARR grew 20% (7% constant currency) in Europe, 12% (10% constant currency) in Asia Pacific, and 7% (7% constant currency) in the Americas.

Gross Margin

(Dollar amounts in millions)	Three months ended
	December 31, 2025	December 31, 2024	Percent Change
License gross margin	$256.3	$162.5	58%
License gross margin percentage	95%	94%
Support and cloud services gross margin	$314.0	$289.6	8%
Support and cloud services gross margin percentage	80%	80%
Professional services gross margin	$(2.3)	$1.2	(290)%
Professional services gross margin percentage	(10)%	4%

Total gross margin	$568.1	$453.3	25%
Total gross margin percentage	83%	80%

Non-GAAP gross margin(1)	$582.0	$467.5	24%
Non-GAAP gross margin percentage(1)	85%	83%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin growth in Q1'26 was in line with license revenue growth. Cost of license revenue grew in Q1'26 compared to Q1'25, primarily due to higher royalty expenses.

Support and cloud services gross margin growth in Q1'26 was in line with support and cloud services revenue growth. Cost of support and cloud services revenue grew 11% in Q1'26 compared to Q1'25, primarily due to increasing compensation-related costs and cloud and software subscription-related costs as the business grows.

Professional services gross margin decreased in Q1'26 compared to Q1'25, primarily driven by a sharper decrease in professional services revenue than in professional services expense. The decreases in professional services revenue and costs are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended
	December 31, 2025	December 31, 2024	Percent Change
Sales and marketing	$140.9	$157.5	(11)%
% of total revenue	21%	28%
Research and development	$120.0	$115.5	4%
% of total revenue	17%	20%
General and administrative	$74.0	$53.3	39%
% of total revenue	11%	9%
Amortization of acquired intangible assets	$12.1	$11.4	6%
% of total revenue	2%	2%
Total operating expenses	$346.9	$337.8	3%

Total headcount increased 4% between Q1’25 and Q1’26.

Operating expenses in Q1'26 increased compared to Q1'25, primarily due to the following:

•
a $10 million increase in acquisition and transaction-related costs, driven by costs associated with the Kepware and ThingWorx divestiture; and
•
a $6 million increase in travel-related expenses;

partially offset by:

•
a $6 million decrease in compensation expense (including stock-based compensation), mainly driven by severance in Q1'25 related to the go-to-market realignment (which was primarily included in Sales and marketing).

Interest Expense

(Dollar amounts in millions)	Three months ended
	December 31, 2025	December 31, 2024	Percent Change
Interest expense	$(17.3)	$(22.0)	(22)%

Interest expense in both Q1'26 and Q1'25 includes interest on our revolving credit facility, term loan, and our senior notes due in 2028. Interest expense in Q1'25 also included interest on our senior notes due in 2025, which were redeemed in Q2'25. Interest expense decreased in Q1'26 compared to Q1'25 due to lower debt balances.

Income Taxes

(Dollar amounts in millions)	Three months ended
	December 31, 2025	December 31, 2024	Percent Change
Income before income taxes	$203.0	$93.2	118%
Provision for income taxes	$36.5	$10.9	234%
Effective income tax rate	18%	12%

The effective tax rate for Q1'26 was higher than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. The effective tax rate for Q1’26 also reflected a net income tax benefit of $7 million related to IRS procedural guidance, as described below. Q1’25 included a benefit of $5 million associated with the impact of tax reserves related to prior years in a foreign jurisdiction.

In Q1’26, our rate included the effects of IRS procedural guidance requiring consent for previously automatic changes of accounting method. In 2024, we requested consent from the IRS to change our tax accounting method for the treatment of certain deductions. In Q1’26, upon receiving consent from the IRS, we released the reserve established in 2025 related to the procedural guidance, which resulted in a net income tax benefit of $7 million for the reversal of the associated accrued interest and indirect effects on GILTI and FDII in 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that are applicable to us beginning in FY'26. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. Our financials reflect the impact of the provisions of the Act that are applicable beginning FY'26.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

(in millions)	December 31, 2025	September 30, 2025
Cash and cash equivalents	$209.7	$184.4
Restricted cash	0.6	0.6
Total	$210.3	$185.0

(in millions)	Three months ended
	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$269.7	$238.4
Net cash provided by investing activities	$0.9	$25.5
Net cash used in financing activities	$(244.1)	$(324.3)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. A significant portion of our cash is generated and held outside the U.S. As of December 31, 2025, we had cash and cash equivalents of $23 million in the U.S., $101 million in Europe, $69 million in Asia Pacific (including India) and $17 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash inflows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $31 million in Q1'26 compared to Q1'25. Growth was driven by higher collections and lower vendor disbursements, partially offset by higher tax payments and higher salary and related payments. Additionally, Q1'26 included $10 million of divestiture-related payments.

Cash Provided by Investing Activities

Cash provided by investing activities in Q1'26 and Q1'25 was driven by inflows from the settlement of net investment hedges.

Cash Used in Financing Activities

Cash used in financing activities in Q1'26 included $200 million of repurchases of common stock. Cash used in financing activities in Q1'25 included net payments of $205 million on our credit facility and $75 million of repurchases of common stock.

Outstanding Debt

(in millions)	December 31, 2025	September 30, 2025
4.000% Senior notes due 2028	$500.0	$500.0
Credit facility revolver line	237.5	231.3
Credit facility term loan	462.5	468.8
Total debt	$1,200.0	$1,200.0
Unamortized debt issuance costs for the senior notes	(2.3)	(2.6)
Total debt, net of issuance costs	$1,197.7	$1,197.4

Undrawn under credit facility revolver	$1,012.5	$1,018.8
Undrawn under credit facility revolver available to borrow	$995.4	$1,001.7

As of December 31, 2025, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of December 31, 2025, the annual rate for borrowings outstanding under the credit facility was 5.2%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of December 31, 2025, $25 million of our debt associated with the credit facility term loan was classified as current.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures and the reasons we use them and exclude the items identified below are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2025.

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

The non-GAAP financial measures other than free cash flow exclude, as applicable: stock-based compensation expense; amortization of acquired intangible assets; acquisition and transaction-related charges included in General and administrative expenses; Impairment and other charges (credits), net; non-operating charges (credits), net; and income tax adjustments as defined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and as reflected in the reconciliation tables.

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

(in millions, except per share amounts)	Three months ended
	December 31, 2025	December 31, 2024
GAAP gross margin	$568.1	$453.3
Stock-based compensation	6.0	5.9
Amortization of acquired intangible assets included in cost of revenue	7.9	8.3
Non-GAAP gross margin	$582.0	$467.5
GAAP operating income	$221.1	$115.5
Stock-based compensation	57.9	55.9
Amortization of acquired intangible assets	20.0	19.7
Acquisition and transaction-related charges	10.7	0.2
Non-GAAP operating income	$309.6	$191.3
GAAP net income	$166.5	$82.2
Stock-based compensation	57.9	55.9
Amortization of acquired intangible assets	20.0	19.7
Acquisition and transaction-related charges	10.7	0.2
Non-operating charges, net(1)	0.8	—
Income tax adjustments(2)	(25.1)	(24.7)
Non-GAAP net income	$230.7	$133.3
GAAP diluted earnings per share	$1.39	$0.68
Stock-based compensation	0.48	0.46
Amortization of acquired intangible assets	0.17	0.16
Acquisition and transaction-related charges	0.09	0.00
Non-operating charges, net(1)	0.01	—
Income tax adjustments(2)	(0.21)	(0.20)
Non-GAAP diluted earnings per share	$1.92	$1.10

Cash provided by operating activities	$269.7	$238.4
Capital expenditures	(2.3)	(2.8)
Free cash flow	$267.4	$235.7

(1)
In Q1'26, we recognized a $0.8 million financing charge related to a debt commitment agreement associated with our anticipated divestiture of the Kepware and ThingWorx businesses.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in Q1'25, adjustments exclude a $5.4 million benefit related to the tax impact of tax reserves related to prior years in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2025	December 31, 2024
GAAP operating margin	32.2%	20.4%
Stock-based compensation	8.4%	9.9%
Amortization of acquired intangible assets	2.9%	3.5%
Acquisition and transaction-related charges	1.6%	0.0%
Non-GAAP operating margin	45.1%	33.9%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2025 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in Q1'26.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	—	$—	—	$1,700,012,666
November 1, 2025 - November 30, 2025	644,000	$174.77	644,000	$1,587,459,787
December 1, 2025 - December 31, 2025	497,657	$175.72	497,657	$1,500,012,797
Total	1,141,657	$175.18	1,141,657	$1,500,012,797
(1)
As announced on November 6, 2024, our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q1'26

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

During the quarter ended December 31, 2025, the below director adopted a Rule-10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934, as amended). The plan adopted contemplates only sales of PTC common stock. No plans of Section 16 officers or directors were modified or terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Corinna Lathan Director	Adopted November 11, 2025	Ends March 31, 2027	3,675

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filling Date	Exhibit	SEC File No.

2.1	Asset Purchase Agreement dated November 5, 2025 by and between PTC Inc. and Parrot US Buyer, L.P.		8-K	November 5, 2025	10.1	0-18059

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 14, 2024	3.2	0-18059

4.1	Indenture dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

10.1*	Executive Agreement dated November 17, 2025 by and between Jon Stevenson and PTC Inc.	X

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Q1 Form 10-Q formatted in Inline XBRL (included in Exhibit 101)

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

PTC Inc.

By:	/S/ JENNIFER DIRICO
Jennifer DiRico Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 5, 2026