Form 10-Q
period 2026-03-31
PTC INC.
filed 2026-05-07
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 115,505,791 shares of our common stock outstanding on May 4, 2026.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2026

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$439,112	$184,415
Accounts receivable, net of allowance for doubtful accounts of $1,890 and $1,487 at March 31, 2026 and September 30, 2025, respectively	852,643	1,001,085
Prepaid expenses	134,077	119,107
Other current assets	78,307	78,760
Total current assets	1,504,139	1,383,367
Property and equipment, net	54,747	60,843
Goodwill	3,403,009	3,493,316
Acquired intangible assets, net	783,236	824,663
Deferred tax assets	66,634	194,070
Operating right-of-use lease assets	125,274	114,974
Other assets	600,221	545,939
Total assets	$6,537,260	$6,617,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,455	$11,504
Accrued expenses and other current liabilities	154,270	136,140
Accrued compensation and benefits	127,219	199,561
Accrued income taxes	118,318	28,749
Current portion of long-term debt	25,000	25,000
Deferred revenue	756,687	812,271
Short-term lease obligations	22,802	24,179
Total current liabilities	1,218,751	1,237,404
Long-term debt	1,172,972	1,172,434
Deferred tax liabilities	29,786	30,151
Long-term deferred revenue	14,363	14,794
Long-term lease obligations	160,278	148,254
Other liabilities	81,237	187,906
Total liabilities	2,677,387	2,790,943
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,498 and 119,536 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	1,155	1,195
Additional paid-in capital	1,110,430	1,822,590
Retained earnings	2,840,848	2,083,607
Accumulated other comprehensive loss	(92,560)	(81,163)
Total stockholders’ equity	3,859,873	3,826,229
Total liabilities and stockholders’ equity	$6,537,260	$6,617,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue:
License	$362,732	$254,395	$632,386	$427,149
Support and cloud services	387,586	352,990	780,842	713,952
Total software revenue	750,318	607,385	1,413,228	1,141,101
Professional services	23,985	28,981	46,900	60,393
Total revenue	774,303	636,366	1,460,128	1,201,494
Cost of revenue:
Cost of license revenue	12,021	10,939	25,363	21,162
Cost of support and cloud services revenue	76,907	70,303	156,136	141,655
Total cost of software revenue	88,928	81,242	181,499	162,817
Cost of professional services revenue	24,690	25,020	49,865	55,242
Total cost of revenue	113,618	106,262	231,364	218,059
Gross margin	660,685	530,104	1,228,764	983,435
Operating expenses:
Sales and marketing	140,093	125,031	280,984	282,563
Research and development	124,132	111,023	244,116	226,539
General and administrative	88,646	54,993	162,647	108,312
Amortization of acquired intangible assets	12,012	11,380	24,084	22,820
Impairment and other charges, net	—	4,213	—	4,213
Total operating expenses	364,883	306,640	711,831	644,447
Operating income	295,802	223,464	516,933	338,988
Interest expense	(15,328)	(19,606)	(32,588)	(41,654)
Other income, net	466,325	1,391	465,429	1,069
Income before income taxes	746,799	205,249	949,774	298,403
Provision for income taxes	156,076	42,605	192,533	53,527
Net income	$590,723	$162,644	$757,241	$244,876
Earnings per share—Basic	$5.00	$1.35	$6.38	$2.04
Earnings per share—Diluted	$4.98	$1.35	$6.35	$2.02
Weighted-average shares outstanding—Basic	118,185	120,177	118,764	120,210
Weighted-average shares outstanding—Diluted	118,553	120,854	119,277	121,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income	$590,723	$162,644	$757,241	$244,876
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $(2.2) million and $4.9 million in the second quarter of 2026 and 2025, respectively, and $(2.0) million and $(3.3) million in the first six months of 2026 and 2025, respectively	6,745	(15,014)	6,156	10,226
Foreign currency translation adjustment, net of tax of $0 for each period	(18,414)	36,202	(17,885)	(27,795)
Change in pension benefit, net of tax of $(0.1) million and $0.0 million in the second quarter of 2026 and 2025, respectively, and $(0.1) million and $(0.1) million in the first six months of 2026 and 2025, respectively	256	(313)	332	531
Other comprehensive income (loss)	(11,413)	20,875	(11,397)	(17,038)
Comprehensive income	$579,310	$183,519	$745,844	$227,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$757,241	$244,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,990	51,263
Amortization of right-of-use lease assets	17,728	16,165
Stock-based compensation	126,466	107,363
Gain on divestiture of businesses	(464,602)	—
Other non-cash items, net	(2,052)	1,903
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	135,414	127,972
Accounts payable and accrued expenses	81,706	(35,405)
Accrued compensation and benefits	(37,897)	(15,301)
Deferred revenue	(48,648)	34,532
Accrued income taxes	108,888	5,565
Other current assets and prepaid expenses	(145,805)	(7,735)
Operating lease liabilities	12,414	(2,596)
Other noncurrent assets and liabilities	(181)	(8,864)
Net cash provided by operating activities	590,662	519,738
Cash flows from investing activities:
Additions to property and equipment	(5,011)	(5,575)
Settlement of net investment hedges	16,706	12,260
Divestiture of businesses	523,306	—
Net cash provided by investing activities	535,001	6,685
Cash flows from financing activities:
Borrowings under credit facility	76,250	860,000
Repayments of Senior Notes	—	(500,000)
Repayments of borrowings under credit facility	(76,250)	(720,125)
Repurchases of common stock	(826,159)	(150,000)
Proceeds from issuance of common stock	13,162	13,307
Payments of withholding taxes in connection with stock-based awards	(52,816)	(52,871)
Other financing activity	(1,007)	(1,410)
Net cash used in financing activities	(866,820)	(551,099)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,146)	(6,048)
Net change in cash, cash equivalents, and restricted cash	254,697	(30,724)
Cash, cash equivalents, and restricted cash, beginning of period	184,988	266,466
Cash, cash equivalents, and restricted cash, end of period	$439,685	$235,742
Supplemental disclosure of non-cash financing and investing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$25,770	$11,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended March 31, 2026
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2025	118,892	$1,189	$1,672,252	$2,250,125	$(81,147)	$3,842,419
Common stock issued for employee stock-based awards	64	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(17)	(1)	(2,796)	—	—	(2,797)
Common stock issued for employee stock purchase plan	99	1	13,161	—	—	13,162
Compensation expense from stock-based awards	—	—	58,105	—	—	58,105
Repurchases of common stock, including excise tax	(3,540)	(35)	(630,291)	—	—	(630,326)
Net income	—	—	—	590,723	—	590,723
Gain on net investment hedges, net of tax	—	—	—	—	6,745	6,745
Foreign currency translation adjustment	—	—	—	—	(18,414)	(18,414)
Change in defined benefit pension items, net of tax	—	—	—	—	256	256
Balance as of March 31, 2026	115,498	$1,155	$1,110,430	$2,840,848	$(92,560)	$3,859,873

	Six months ended March 31, 2026
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2025	119,536	$1,195	$1,822,590	$2,083,607	$(81,163)	$3,826,229
Common stock issued for employee stock-based awards	845	9	(9)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(300)	(4)	(52,624)	—	—	(52,628)
Common stock issued for employee stock purchase plan	99	1	13,161	—	—	13,162
Compensation expense from stock-based awards	—	—	158,753	—	—	158,753
Repurchases of common stock, including excise tax	(4,682)	(46)	(831,441)	—	—	(831,487)
Net income	—	—	—	757,241	—	757,241
Gain on net investment hedges, net of tax	—	—	—	—	6,156	6,156
Foreign currency translation adjustment	—	—	—	—	(17,885)	(17,885)
Change in defined benefit pension items, net of tax	—	—	—	—	332	332
Balance as of March 31, 2026	115,498	$1,155	$1,110,430	$2,840,848	$(92,560)	$3,859,873

	Three months ended March 31, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2024	120,219	$1,202	$1,936,411	$1,431,842	$(139,634)	$3,229,821
Common stock issued for employee stock-based awards	115	1	(1)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(34)	—	(6,128)	—	—	(6,128)
Common stock issued for employee stock purchase plan	89	1	13,306	—	—	13,307
Compensation expense from stock-based awards	—	—	41,278	—	—	41,278
Repurchases of common stock, including excise tax	(463)	(5)	(75,329)	—	—	(75,334)
Net income	—	—	—	162,644	—	162,644
Loss on net investment hedges, net of tax	—	—	—	—	(15,014)	(15,014)
Foreign currency translation adjustment	—	—	—	—	36,202	36,202
Change in defined benefit pension items, net of tax	—	—	—	—	(313)	(313)
Balance as of March 31, 2025	119,926	$1,199	$1,909,537	$1,594,486	$(118,759)	$3,386,463

	Six months ended March 31, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	810	8	(8)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(282)	(3)	(53,318)	—	—	(53,321)
Common stock issued for employee stock purchase plan	89	1	13,306	—	—	13,307
Compensation expense from stock-based awards	—	—	134,575	—	—	134,575
Repurchases of common stock, including excise tax	(846)	(9)	(150,325)	—	—	(150,334)
Net income	—	—	—	244,876	—	244,876
Gain on net investment hedges, net of tax	—	—	—	—	10,226	10,226
Foreign currency translation adjustment	—	—	—	—	(27,795)	(27,795)
Change in defined benefit pension items, net of tax	—	—	—	—	531	531
Balance as of March 31, 2025	119,926	$1,199	$1,909,537	$1,594,486	$(118,759)	$3,386,463

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

Recently Adopted Accounting Pronouncements

Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope exceptions of the derivatives guidance and clarifies the guidance on share-based payments from a customer. Specifically, the ASU introduces a scope exception for contracts that are not exchange-traded and that have variables based on operations or activities specific to one of the parties of the contract. The ASU is effective for us in the first quarter of 2028, with early adoption permitted. We early adopted this standard prospectively in the second quarter of 2026. The adoption of this ASU did not have an impact on our consolidated financial statements and related disclosures.

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

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	March 31, 2026	September 30, 2025
Short-term receivables	$852,643	$1,001,085
Long-term receivables	$446,508	$378,941
Contract asset	$12,070	$11,044
Deferred revenue	$771,050	$827,065

During the six months ended March 31, 2026, we recognized $551.1 million of revenue that was included in Deferred revenue as of September 30, 2025. The remainder of the change in the Deferred revenue balance was driven by additional deferrals, primarily from new billings, offset by a decrease of approximately $56 million related to the Kepware and ThingWorx divestiture and a decrease resulting from changes in foreign currency exchange rates.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of March 31, 2026 and September 30, 2025, our total revenue liability was $44.4 million and $39.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations (RPO)

Our contracts with customers include amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of RPO and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of March 31, 2026, RPO totaled $2,514.5 million, of which $771.1 million is recorded in Deferred revenue and $1,743.4 million is not yet recorded in the Consolidated Balance Sheets. Of the total, we expect to recognize approximately 53% over the next 12 months, 27% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Recurring revenue(1)	$743,376	$601,549	$1,400,656	$1,125,860
Perpetual license	6,942	5,836	12,572	15,241
Professional services	23,985	28,981	46,900	60,393
Total revenue	$774,303	$636,366	$1,460,128	$1,201,494
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Product lifecycle management (PLM)	$492,128	$396,149	$923,670	$749,608
Computer-aided design (CAD)	282,175	240,217	536,458	451,886
Total revenue	$774,303	$636,366	$1,460,128	$1,201,494

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Americas	$375,589	$292,823	$696,524	$570,792
Europe	299,404	251,148	570,931	447,172
Asia Pacific	99,310	92,395	192,673	183,530
Total revenue	$774,303	$636,366	$1,460,128	$1,201,494

3. Stock-based Compensation

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Cost of license revenue	$107	$72	$206	$106
Cost of support and cloud services revenue	5,216	3,912	9,462	7,970
Cost of professional services revenue	1,816	1,523	3,465	3,344
Sales and marketing	20,032	13,545	35,230	31,613
Research and development	18,157	14,391	34,072	30,546
General and administrative	23,271	18,069	44,031	33,784
Total stock-based compensation expense	$68,599	$51,512	$126,466	$107,363

As of March 31, 2026 and September 30, 2025, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $18.9 million and $51.3 million, respectively. The liability as of September 30, 2025 was settled via the issuance of shares in the first quarter of 2026.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income	$590,723	$162,644	$757,241	$244,876
Weighted-average shares outstanding—Basic	118,185	120,177	118,764	120,210
Dilutive effect of restricted stock units	368	677	513	790
Weighted-average shares outstanding—Diluted	118,553	120,854	119,277	121,000
Earnings per share—Basic	$5.00	$1.35	$6.38	$2.04
Earnings per share—Diluted	$4.98	$1.35	$6.35	$2.02

There were 0.3 million and 0.1 million anti-dilutive shares for the three and six months ended March 31, 2026, respectively. There were 0.3 million and 0.2 million anti-dilutive shares for the three and six months ended March 31, 2025, respectively.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2026 (the “current authorization”), and $2 billion of our common stock in the period October 1, 2026 through September 30, 2028. The amount remaining under the current authorization for repurchases as of March 31, 2026 is set forth in Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report.

On March 17, 2026, we entered into an accelerated share repurchase agreement ("ASR") with a major financial institution ("Bank") to repurchase $375 million of our outstanding common stock as a part of our existing share repurchase program. The ASR was funded with proceeds from the Kepware and ThingWorx divestiture. Upon execution of the ASR, we paid the Bank $375 million and received an initial delivery of 1.9 million shares, which represented 80% ($300 million) of the value of the ASR contract.

The remaining $75 million represents the amount held back by the Bank pending final settlement of the ASR, which is expected to occur in the third quarter of 2026. Upon settlement of the ASR, the total shares repurchased will equal $375 million divided by the average daily volume weighted-average price of our common stock during the term of the ASR less a fixed per-share discount. Settlement may occur in cash or shares at our election. We accounted for the ASR as an equity transaction; accordingly, this $75 million was recorded as a reduction to Additional paid-in capital in the second quarter of 2026.

In addition to the ASR repurchases described above, in the second quarter and first six months of 2026, we repurchased 1.6 million shares for $250 million and 2.8 million shares for $450 million, respectively, through open market transactions. In the second quarter and first six months of 2026, we also paid $1.1 million in excise taxes related to share repurchases. In the second quarter and first six months of 2025, we repurchased 0.5 million shares for $75 million and 0.8 million shares for $150 million, respectively, through open market transactions.

All shares repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions and Divestitures

Acquisition and transaction-related costs in the second quarter and first six months of 2026 totaled $26.5 million and $37.1 million, respectively, compared to $0.6 million and $0.8 million in the second quarter and first six months of 2025, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

Kepware and ThingWorx Divestiture

On March 13, 2026, we sold our Kepware and ThingWorx businesses pursuant to an Asset Purchase Agreement dated November 5, 2025 with Parrot US Buyer, L.P., a Delaware limited partnership (“Purchaser”), an entity controlled by investment funds affiliated with TPG Global, LLC. Total consideration for the transaction was $530.8 million, of which $523.3 million was received as cash proceeds in the second quarter of 2026 and $7.5 million is expected to be received in 2026. Consideration is subject to final working capital and indebtedness adjustments.

Additional future contingent consideration of up to $125 million may be received by PTC in certain circumstances following a sale of the Business by Purchaser. We have elected to defer the recognition of gains associated with contingent consideration unless and until they become realizable.

Goodwill was allocated to the sold businesses based on a relative fair value allocation of total goodwill. The assets and liabilities of the Kepware and ThingWorx businesses were classified as held for sale in the first quarter of 2026. Upon closing the transaction, we sold $68.2 million of net assets and recognized a gain on the sale of $462.6 million, which is included in Other income, net. This resulted in tax expense of $102.4 million included in our income tax provision.

In connection with this divestiture, we entered into a transition services agreement ("TSA") with Purchaser, whereby we agreed to provide certain transition services for up to 12 months from the date of sale. Income related to the TSA offsets the operating costs to provide these services and is recognized as a reduction of the related operating expenses. TSA income was not material in the three months ended March 31, 2026.

6. Goodwill and Intangible Assets

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	March 31, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill			$3,403,009			$3,493,316
Intangible assets with finite lives:
Purchased software	$545,687	$394,974	$150,713	$639,104	$472,357	$166,747
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,090,276	470,332	619,944	1,149,262	505,202	644,060
Trademarks and trade names	31,882	19,303	12,579	38,179	24,323	13,856
Other	3,486	3,486	—	4,019	4,019	—
Total intangible assets with finite lives	$1,694,208	$910,972	$783,236	$1,853,441	$1,028,778	$824,663
Total goodwill and acquired intangible assets			$4,186,245			$4,317,979

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2025	$3,493,316
Divestiture of businesses	(82,204)
Foreign currency translation adjustment	(8,103)
Balance, March 31, 2026	$3,403,009

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Amortization of acquired intangible assets	$12,012	$11,380	$24,084	$22,820
Cost of revenue	7,768	8,131	15,668	16,431
Total amortization expense	$19,780	$19,511	$39,752	$39,251

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and September 30, 2025 were as follows:

(in thousands)	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$268,635	$—	$—	$268,635
Forward contracts	—	735	—	735
Option contracts	—	6,882	—	6,882
	$268,635	$7,617	$—	$276,252
Financial liabilities:
Forward contracts	—	5,274	—	5,274
	$—	$5,274	$—	$5,274

(in thousands)	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$38,031	$—	$—	$38,031
Forward contracts	—	6,007	—	6,007
Option contracts	—	6,228	—	6,228
	$38,031	$12,235	$—	$50,266
Financial liabilities:
Forward contracts	—	4,773	—	4,773
	$—	$4,773	$—	$4,773
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

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025
Derivative assets(1):
Forward contracts	$—	$2,871	$735	$3,136
Option contracts	$—	$—	$6,882	$6,228
Derivative liabilities(2):
Forward contracts	$2,149	$—	$3,125	$4,773
(1)
As of March 31, 2026 and September 30, 2025, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of March 31, 2026 and September 30, 2025, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of March 31, 2026 and September 30, 2025, we had outstanding forward and option contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2026	September 30, 2025
Euro / U.S. Dollar(1)	$820,821	$1,202,830
British Pound / U.S. Dollar	16,776	22,974
Israeli Shekel / U.S. Dollar	18,493	20,094
Indian Rupee / U.S. Dollar	54,756	53,465
Japanese Yen / U.S. Dollar(2)	98,390	131,284
Swedish Krona / U.S. Dollar	12,392	21,568
New Taiwan Dollar / U.S. Dollar	8,074	23,098
All other	29,456	42,773
Total	$1,059,158	$1,518,086
(1)
As of March 31, 2026, $677.5 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $143.3 million relates to option contracts. As of September 30, 2025, $835.4 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $367.4 million relates to option contracts.
(2)
As of March 31, 2026, $40.4 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $58.0 million relates to option contracts. As of September 30, 2025, $41.9 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $89.4 million relates to option contracts.

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three and six months ended March 31, 2026 and March 31, 2025:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income, net	$931	$(917)	$1,143	$(360)

In the three months ended March 31, 2026 and March 31, 2025, total foreign currency gains, net were immaterial. In the six months ended March 31, 2026 and March 31, 2025, total foreign currency losses, net were $1.9 million and $1.1 million, respectively.

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

As of March 31, 2026 and September 30, 2025, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	March 31, 2026	September 30, 2025
Euro / U.S. Dollar	$516,854	$480,198
Japanese Yen / U.S. Dollar	18,957	10,260
Total	$535,811	$490,458

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2026 and March 31, 2025:

(in thousands)		Three months ended		Six months ended
	Location of Gain (Loss)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Gain (loss) recognized in Other comprehensive income (loss) ("OCI")	OCI	$8,942	$(19,898)	$8,160	$13,550
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—	$—
Gain recognized, excluded portion	Other income, net	$1,595	$1,254	$3,526	$2,329

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our foreign exchange contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2026:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2026	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$7,617	$—	$7,617	$(5,274)	$—	$2,343

The following table sets forth the offsetting of derivative liabilities as of March 31, 2026:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2026	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$5,274	$—	$5,274	$(5,274)	$—	$—

9. Income Taxes

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Income before income taxes	$746,799	$205,249	$949,774	$298,403
Provision for income taxes	$156,076	$42,605	$192,533	$53,527
Effective income tax rate	21%	21%	20%	18%

The effective tax rate for the six months ended March 31, 2026 was higher than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. For the three and six months ended March 31, 2026, the provision for income taxes includes tax expense of $102.4 million on the gain on sale of $462.6 million related to the Kepware and ThingWorx divestiture. The effective tax rate for the six months ended March 31, 2026 also reflected a net income tax benefit of $7.1 million related to Internal Revenue Service (IRS) procedural guidance, as described below. The six months ended March 31, 2025 included a benefit of $10.4 million associated with the impact of tax reserves related to prior years in a foreign jurisdiction.

In the six months ended March 31, 2026, our rate included the effects of IRS procedural guidance requiring consent for previously automatic changes of accounting method. In 2024, we requested consent from the IRS to change our tax accounting method for the treatment of certain deductions. In the quarter ended December 31, 2025, upon receiving consent from the IRS, we released the reserve established in 2025 related to the procedural guidance, which resulted in a net income tax benefit of $7.1 million for the reversal of the associated accrued interest and indirect effects on GILTI and FDII in 2024.

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

As of March 31, 2026 and September 30, 2025, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $161.3 million (118.3 million in Accrued income taxes and $43.0 million recorded in Other Liabilities) and $179.1 million ($28.7 million in Accrued income taxes and $150.4 million in Other liabilities), respectively.

As of March 31, 2026 and September 30, 2025, we had unrecognized tax benefits of $50.5 million and $157.7 million, respectively. This decrease predominantly relates to the release of the reserve established in 2025 related to the IRS procedural guidance, primarily resulting in corresponding decreases to Deferred tax assets and the reserve for unrecognized tax benefits within Other liabilities. Additionally, this resulted in a $7.1 million net income tax benefit as described above. If all our unrecognized tax benefits as of March 31, 2026 were to become recognizable in the future, we would record a benefit to the income tax provision of $50.5 million, which would be partially offset by an increase in the U.S. valuation allowance of $5.6 million.

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

10. Debt

As of March 31, 2026 and September 30, 2025, we had the following debt obligations:

(in thousands)	March 31, 2026	September 30, 2025
4.000% Senior notes due 2028	$500,000	$500,000
Credit facility revolver line(1)(2)	243,750	231,250
Credit facility term loan(1)(2)	456,250	468,750
Total debt	1,200,000	1,200,000
Unamortized debt issuance costs for the senior notes(3)	(2,028)	(2,566)
Total debt, net of issuance costs(4)	$1,197,972	$1,197,434
(1)
Unamortized debt issuance costs related to the credit facility were $2.7 million included in Other current assets and $2.9 million included in Other assets on the Consolidated Balance Sheet as of March 31, 2026 and $2.7 million included in Other current assets and $3.3 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2025.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments remaining of $12.5 million in 2026, $25.0 million in 2027, and $418.7 million in 2028.
(3)
As of March 31, 2026 and September 30, 2025, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheets.
(4)
As of March 31, 2026 and September 30, 2025, $25.0 million of debt associated with the credit facility term loan was classified as short term.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes). As of March 31, 2026, the total estimated fair value of the 2028 notes was approximately $488.8 million based on quoted prices for the notes on that date. We were in compliance with all the covenants for our senior notes as of March 31, 2026.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of March 31, 2026, unused commitments under our revolving credit facility were $1,006.3 million and the amount available to borrow was $989.2 million. As of March 31, 2026, the fair value of our credit facility approximates its book value. PTC and certain foreign subsidiaries are eligible borrowers under the credit facility. As of March 31, 2026, $46.3 million was borrowed by an eligible foreign subsidiary borrower. We were in compliance with all financial and operating covenants of the credit facility as of March 31, 2026.

Loans under the credit facility bear interest at variable rates. As of March 31, 2026, the annual rate for borrowings outstanding was 5.1%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

Interest

We incurred interest expense on our debt of $15.3 million and $32.6 million in the second quarter and first six months of 2026, respectively, and $19.6 million and $41.7 million in the second quarter and first six months of 2025, respectively. The average interest rate on borrowings outstanding was approximately 4.7% during the second quarter and first six months of 2026, and 4.9% and 4.8% during the second quarter and first six months of 2025, respectively.

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

The following table presents revenue, significant expenses, and consolidated net income for our reportable segment:

(in thousands)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue	$774,303	$636,366	$1,460,128	$1,201,494
Costs and expenses:
Cost of revenue, adjusted(1)	98,711	92,624	202,563	190,208
Operating expenses, adjusted(2)	264,939	244,432	537,279	520,646
Other segment items(3)	(180,070)	136,666	(36,955)	245,764
Consolidated net income	$590,723	$162,644	$757,241	$244,876
(1)
Cost of revenue, adjusted excludes stock-based compensation and amortization of acquired intangible assets.
(2)
Operating expenses, adjusted excludes stock-based compensation, amortization of acquired intangible assets, acquisition and transaction-related charges, and Impairment and other charges, net.
(3)
Other segment items include stock-based compensation; amortization of acquired intangible assets; acquisition and transaction-related charges; Impairment and other charges, net; Other income, net; and Provision for income taxes.

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

Our business is based on a subscription model and approximately 95% of our 2025 and 2026 year-to-date revenue was recurring in nature. Compared to a perpetual license model, our subscription model naturally drives higher customer engagement and retention and provides better business predictability. This, in turn, enables us to make steady and sustained investments to support our customers and pursue mid-to-long-term growth opportunities.

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future operating, financial and growth expectations, potential stock repurchases, and the anticipated benefits of the sale of the Kepware and ThingWorx businesses (the “divestiture”) are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, the effects of import tariffs, threats of additional and reciprocal import tariffs, global trade and geopolitical tensions and uncertainty, including the recent military conflict in Iran, volatile foreign exchange rates, high interest rates or increases in interest rates, inflation, and tightening of credit standards and availability, any of which could cause customers to delay or reduce purchases of new software, adopt competing software solutions, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect our ARR (Annual Run Rate) and/or financial results and cash flow and growth; our investments in our software solutions, including the integration of artificial intelligence (AI) capabilities into our software solutions, may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if those capabilities are not made available when or as we expect, if customers are slower to adopt those solutions than we expect, or if customers adopt competing solutions; customers may not build the product data foundations essential for the AI-driven transformation of their business when or as we expect, which could adversely affect our ARR and/or financial results and cash flow and growth; our go-to-market realignment and related initiatives may not generate the ARR and/or financial results or cash flow when or as we expect; the proceeds we receive under the Transition Services Agreement entered into in connection with the divestiture may be lower than expected and/or may not offset our expenses and/or the cash flow impact of the divestiture to the extent expected; the divestiture and/or performance of the Transition Services Agreement may disrupt our business to a greater extent than we expect; other uses of cash or our credit facility limits could limit or preclude the return of excess cash to shareholders by way of share repurchases, or could change the amount and timing of any share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Given the divestiture of our Kepware and ThingWorx businesses in Q2’26, we are also providing ARR excluding those divested businesses, which removes ARR attributable to those businesses from the applicable prior periods to facilitate meaningful period-to-period comparisons of our continuing business.

Executive Overview

We completed the divestiture of our Kepware and ThingWorx businesses on March 13, 2026. We received $523 million upon closing of the transaction and recognized a $463 million gain on the sale. Refer to Note 5. Acquisitions and Divestitures for additional detail.

ARR grew 3% (1% constant currency) to $2.36 billion as of the end of Q2’26 compared to Q2’25, with growth impacted by the Q2'26 divestiture of Kepware and ThingWorx. Excluding the divested businesses from Q2'25 ARR, ARR growth would have been 11% (8.5% constant currency).

Cash provided by operating activities grew 14% to $321 million in Q2'26 compared to Q2'25. Free cash flow grew 14% to $318 million in Q2'26 compared to Q2'25. In Q2'26, we made $5 million of divestiture-related payments. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. In Q2'26, we used $626 million to repurchase outstanding shares, including $375 million paid upon entry into an Accelerated Share Repurchase agreement (ASR).

Revenue grew 22% (15% constant currency) to $774 million in Q2'26 compared to Q2'25, reflecting the value and duration of contracts that commenced in the period. Operating margin grew by approximately 310 basis points in Q2'26 compared to Q2'25, reflecting higher revenue and continued operating discipline, offset by the impact of divestiture-related charges of $27 million. Diluted earnings per share grew 270% to $4.98 in Q2'26 compared to Q2'25, primarily driven by the Q2'26 recognition of a $360 million gain, net of tax on the Kepware and ThingWorx divestiture.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	March 31, 2026	March 31, 2025	Actual	Constant Currency(1)
ARR	$2,364.7	$2,290.1	3%	1%
ARR excluding divested businesses(2)	$2,364.7	$2,136.0	11%	8.5%

Total recurring revenue(3)	$743.4	$601.5	24%	17%
Perpetual license	6.9	5.8	19%	14%
Professional services	24.0	29.0	(17)%	(21)%
Total revenue	774.3	636.4	22%	15%
Total cost of revenue	113.6	106.3	7%	5%
Gross margin	660.7	530.1	25%	17%
Operating expenses	364.9	306.6	19%	15%
Operating income	$295.8	$223.5	32%	20%
Non-GAAP operating income(1)	$410.7	$299.3	37%	27%
Operating margin	38.2%	35.1%
Non-GAAP operating margin(1)	53.0%	47.0%
Diluted earnings per share	$4.98	$1.35
Non-GAAP diluted earnings per share(1)	$2.69	$1.79

Cash provided by operating activities	$320.9	$281.3
Capital expenditures	(2.7)	(2.8)
Free cash flow	$318.2	$278.5

(Dollar amounts in millions, except per share data)	Six months ended		Percent Change
	March 31, 2026	March 31, 2025	Actual	Constant Currency(1)
ARR	$2,364.7	$2,290.1	3%	1%
ARR excluding divested businesses(2)	$2,364.7	$2,136.0	11%	8.5%

Total recurring revenue(3)	$1,400.7	$1,125.9	24%	20%
Perpetual license	12.6	15.2	(18)%	(19)%
Professional services	46.9	60.4	(22)%	(24)%
Total revenue	1,460.1	1,201.5	22%	17%
Total cost of revenue	231.4	218.1	6%	5%
Gross margin	1,228.8	983.4	25%	20%
Operating expenses	711.8	644.4	10%	8%
Operating income	$516.9	$339.0	52%	40%
Non-GAAP operating income(1)	$720.3	$490.6	47%	38%
Operating margin	35.4%	28.2%
Non-GAAP operating margin(1)	49.3%	40.8%
Diluted earnings per share	$6.35	$2.02
Non-GAAP diluted earnings per share(1)	$4.61	$2.89

Cash provided by operating activities	$590.7	$519.7
Capital expenditures	(5.0)	(5.6)
Free cash flow	$585.7	$514.2
(1)
See Operating and Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP financial measures and Impact of Foreign Currency Exchange on Results of Operations below for a description of how we calculate our results on a constant currency basis.
(2)
ARR excluding divested businesses excludes ARR attributable to the Kepware and ThingWorx businesses from the prior‑year period to facilitate period‑to‑period comparison following the Q2'26 divestiture of those businesses.
(3)
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

If reported results for the six months ended March 31, 2026 were converted into U.S. Dollars using the rates in effect as of September 30, 2025, ARR would have been higher by $23 million, revenue would have been higher by $3 million, and expenses would have been materially consistent. If reported results for the six months ended March 31, 2025 were converted into U.S. Dollars using the rates in effect as of September 30, 2025, ARR would have been higher by $68 million, revenue would have been higher by $50 million, and expenses would have been higher by $17 million.

Revenue

Under ASC 606, the value, mix, and duration of contract types (support, SaaS, on-premises subscription) commencing in any given period can have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period over period. We recognize revenue for the license portion of on-premises subscription contracts when we deliver the licenses to the customer, typically on the start date, and we recognize revenue on the support portion of on-premises subscription contracts and stand-alone support contracts ratably over the term. Revenue from our cloud services (primarily SaaS) contracts is recognized ratably. Over time, as we expand our SaaS offerings, release additional cloud functionality into our products, and migrate customers from on-premises subscriptions to SaaS, a higher portion of our revenue would be recognized ratably. Given the different value, mix, and duration of contracts commencing in any period, year-over-year or sequential revenue can vary significantly.

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2026	March 31, 2025	Actual	Constant Currency	March 31, 2026	March 31, 2025	Actual	Constant Currency
License	$362.7	$254.4	43%	34%	$632.4	$427.1	48%	41%
Support and cloud services	387.6	353.0	10%	5%	780.8	714.0	9%	6%
Software revenue	750.3	607.4	24%	17%	1,413.2	1,141.1	24%	19%
Professional services	24.0	29.0	(17)%	(21)%	46.9	60.4	(22)%	(24)%
Total revenue	$774.3	$636.4	22%	15%	$1,460.1	$1,201.5	22%	17%

Software revenue growth in Q2'26 and the first six months of FY'26 compared to the corresponding FY'25 periods was driven by license revenue growth, which was driven by the value and duration of contracts that commenced in the period.

Support and cloud services revenue growth in Q2'26 and the first six months of FY'26 compared to the corresponding FY'25 periods was mainly driven by growth in both CAD and PLM.

Professional services revenue decreased in Q2'26 and the first six months of FY'26 as we continue to execute on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2026	March 31, 2025	Actual	Constant Currency	March 31, 2026	March 31, 2025	Actual	Constant Currency
PLM	$470.0	$368.4	28%	21%	$879.9	$692.0	27%	23%
CAD	280.3	239.0	17%	10%	533.3	449.1	19%	14%
Software revenue	$750.3	$607.4	24%	17%	$1,413.2	$1,141.1	24%	19%

PLM software revenue growth in Q2'26 was driven by Windchill license revenue growth in the Americas. PLM software revenue growth in the first six months of FY'26 was driven by license revenue growth in Europe and the Americas, primarily in Windchill.

PLM ARR decreased 1% (3% constant currency) from Q2’25 to Q2'26, reflecting the impact of the Kepware and ThingWorx divestiture. Excluding Kepware and ThingWorx from Q2'25 ARR, PLM ARR growth would have been 11% (9% constant currency), primarily driven by Windchill and Codebeamer.

PLM ARR decreased 5% (5% constant currency) in the Americas and grew 4% (1% decrease in constant currency) in Europe and 3% (4% constant currency) in Asia Pacific. Excluding Kepware and ThingWorx from Q2'25 ARR, PLM ARR growth would have been 15% (9% constant currency) in Europe, 15% (16% constant currency) in Asia Pacific, and 7% (7% constant currency) in the Americas, primarily driven by Windchill in each region and Codebeamer in Europe and Asia Pacific.

CAD software revenue growth in Q2'26 and the first six months of FY'26 was driven by Creo license revenue growth in the Americas.

CAD ARR grew 10% (8% constant currency) from Q2’25 to Q2’26, primarily driven by Creo. CAD ARR grew 13% (7% constant currency) in Europe, 10% (11% constant currency) in Asia Pacific, and 8% (7% constant currency) in the Americas, primarily driven by Creo in each region.

Gross Margin

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2026	March 31, 2025	Percent Change	March 31, 2026	March 31, 2025	Percent Change
License gross margin	$350.7	$243.5	44%	$607.0	$406.0	50%
License gross margin percentage	97%	96%		96%	95%
Support and cloud services gross margin	$310.7	$282.7	10%	$624.7	$572.3	9%
Support and cloud services gross margin percentage	80%	80%		80%	80%
Professional services gross margin	$(0.7)	$4.0	(118)%	$(3.0)	$5.2	(158)%
Professional services gross margin percentage	(3)%	14%		(6)%	9%

Total gross margin	$660.7	$530.1	25%	$1,228.8	$983.4	25%
Total gross margin percentage	85%	83%		84%	82%

Non-GAAP gross margin(1)	$675.6	$543.7	24%	$1,257.6	$1,011.3	24%
Non-GAAP gross margin percentage(1)	87%	85%		86%	84%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin growth in Q2'26 and the first six months of FY'26 was in line with license revenue growth. Cost of license revenue was higher in the first six months of FY'26 compared to the first six months of FY'25, primarily due to higher royalty expenses.

Support and cloud services gross margin growth in Q2'26 and the first six months of FY'26 compared to the corresponding FY'25 periods was in line with support and cloud services revenue growth. Cost of support and cloud services revenue increased 9% and 10% in Q2'26 and the first six months of FY'26, respectively, compared to the corresponding FY'25 periods, primarily due to higher cloud and software subscription-related costs and compensation-related costs.

Professional services gross margin decreased in Q2'26 and the first six months of FY'26 compared to the corresponding FY'25 periods, primarily due to a sharper decrease in professional services revenue than in professional services expense. The decreases in professional services revenue and costs are due to our continued execution on our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2026	March 31, 2025	Percent Change	March 31, 2026	March 31, 2025	Percent Change
Sales and marketing	$140.1	$125.0	12%	$281.0	$282.6	(1)%
% of total revenue	18%	20%		19%	24%
Research and development	$124.1	$111.0	12%	$244.1	$226.5	8%
% of total revenue	16%	17%		17%	19%
General and administrative	$88.6	$55.0	61%	$162.6	$108.3	50%
% of total revenue	11%	9%		11%	9%
Amortization of acquired intangible assets	$12.0	$11.4	6%	$24.1	$22.8	6%
% of total revenue	2%	2%		2%	2%
Impairment and other charges, net	$—	$4.2	(100)%	$—	$4.2	(100)%
% of total revenue	0%	1%		0%	0%
Total operating expenses	$364.9	$306.6	19%	$711.8	$644.4	10%

Total headcount decreased 4% between Q2’25 and Q2’26 due to the Kepware and ThingWorx divestiture.

Operating expenses in Q2'26 increased compared to Q2'25, primarily due to the following:

•
$27 million in charges associated with the Kepware and ThingWorx divestiture (included in General and administrative);
•
a $19 million increase in compensation expense (excluding stock-based compensation expense), driven by headcount growth prior to the Kepware and ThingWorx divestiture, annual merit increases and severance costs; and
•
a $15 million increase in stock-based compensation, driven by the timing and value of grants and the increase in the number of performance-based grants.

Operating expenses in the first six months of FY'26 increased compared to the first six months of FY'25, primarily due to the following:

•
$37 million in charges associated with the Kepware and ThingWorx divestiture (included in General and administrative);
•
a $25 million increase in compensation expense (excluding stock-based compensation expense and severance expense), driven by headcount growth prior to the Kepware and ThingWorx divestiture and annual merit increases;
•
a $17 million increase in stock-based compensation, driven by the timing and value of grants and the increase in the number of performance-based grants; and
•
a $7 million increase in travel-related expenses;

partially offset by:

•
a $14 million decrease in severance costs primarily related to our FY'25 go-to-market realignment (which was mainly included in Sales and marketing); and
•
a $7 million decrease in outside services, driven by FY'25 consulting services related to our go-to-market realignment and other corporate initiatives.

Interest Expense

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2026	March 31, 2025	Percent Change	March 31, 2026	March 31, 2025	Percent Change
Interest expense	$15.3	$19.6	(22)%	$32.6	$41.7	(22)%

Interest expense in FY'26 and FY'25 includes interest on our revolving credit facility, term loan, and senior notes due in 2028. Interest expense in Q2'25 and the first six months of FY'25 also included interest on our senior notes due in 2025, which were redeemed in Q2'25. Interest expense decreased in Q2'26 and the first six months of FY'26 compared to the corresponding FY'25 periods due to lower debt balances and lower interest rates.

Other Income

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2026	March 31, 2025	Percent Change	March 31, 2026	March 31, 2025	Percent Change
Interest income	$1.2	$0.8	55%	$2.0	$1.7	17%
Other income (expense), net	465.1	0.6	75,529%	463.4	(0.6)	73,199%
Other income, net	$466.3	$1.4	33,424%	$465.4	$1.1	43,439%

Other income, net increased in Q2'26 and the first six months of FY'26 compared to the corresponding FY'25 periods due to the Q2'26 recognition of a $463 million gain on the Kepware and ThingWorx divestiture.

Income Taxes

(Dollar amounts in millions)	Three months ended			Six months ended
	March 31, 2026	March 31, 2025	Percent Change	March 31, 2026	March 31, 2025	Percent Change
Income before income taxes	$746.8	$205.2	264%	$949.8	$298.4	218%
Provision for income taxes	$156.1	$42.6	266%	$192.5	$53.5	260%
Effective income tax rate	21%	21%		20%	18%

The effective tax rate for the first six months of FY'26 was higher than the effective tax rate for the corresponding prior-year period primarily due to changes in the geographic mix of income before taxes. For Q2'26 and the first six months of FY'26, the provision for income taxes includes tax expense of $102 million on the gain on sale of $463 million related to the Kepware and ThingWorx divestiture. The effective tax rate for the first six months of FY'26 also reflected a net income tax benefit of $7 million related to IRS procedural guidance, as described below. The first six months of FY'25 included a benefit of $10 million associated with the impact of tax reserves related to prior years in a foreign jurisdiction.

In the first six months of FY'26, our rate included the effects of IRS procedural guidance requiring consent for previously automatic changes of accounting method. In 2024, we requested consent from the IRS to change our tax accounting method for the treatment of certain deductions. In Q1'26, upon receiving consent from the IRS, we released the reserve established in 2025 related to the procedural guidance, which resulted in a net income tax benefit of $7 million for the reversal of the associated accrued interest and indirect effects on GILTI and FDII in 2024.

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

Liquidity and Capital Resources

(in millions)	March 31, 2026	September 30, 2025
Cash and cash equivalents	$439.1	$184.4
Restricted cash	0.6	0.6
Total	$439.7	$185.0

(in millions)	Six months ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$590.7	$519.7
Net cash provided by investing activities	$535.0	$6.7
Net cash used in financing activities	$(866.8)	$(551.1)

Cash, Cash Equivalents and Restricted Cash

We invest our cash with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. Cash balances are higher as of Q2'26 compared to Q4'25, reflecting the timing of expected tax payments and payment of divestiture-related charges associated with the Kepware and ThingWorx divestiture. A significant portion of our cash is generated and held outside the U.S. As of March 31, 2026, we had cash and cash equivalents of $27 million in the U.S., $269 million in Europe, $122 million in Asia Pacific (including India) and $21 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash inflows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $71 million in the first six months of FY'26 compared to the same period in FY'25. Growth was driven by higher collections, partially offset by higher tax payments and higher payroll and related payments. Additionally, the first six months of FY'26 included $15 million of divestiture-related payments.

Cash Provided by Investing Activities

Cash provided by investing activities in the first six months of FY'26 was driven by $523 million in consideration received for the divestiture of the Kepware and ThingWorx businesses.

Cash Used in Financing Activities

Cash used in financing activities in the first six months of FY'26 was driven by $826 million of repurchases of common stock, including $375 million associated with the ASR entered into in Q2'26. Cash used in financing activities in the first six months of FY'25 included net payments of $360 million on our outstanding debt, including the redemption of our 2025 senior notes primarily using a draw on our credit facility, and $150 million of repurchases of common stock.

Outstanding Debt

(in millions)	March 31, 2026	September 30, 2025
4.000% Senior notes due 2028	$500.0	$500.0
Credit facility revolver line	243.8	231.3
Credit facility term loan	456.3	468.8
Total debt	$1,200.0	$1,200.0
Unamortized debt issuance costs for the senior notes	(2.0)	(2.6)
Total debt, net of issuance costs	$1,198.0	$1,197.4

Undrawn under credit facility revolver	$1,006.3	$1,018.8
Undrawn under credit facility revolver available to borrow	$989.2	$1,001.7

As of March 31, 2026, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of March 31, 2026, the annual rate for borrowings outstanding under the credit facility was 5.1%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2026, $25 million of our debt associated with the credit facility term loan was classified as current.

Share Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2026, and $2 billion of our common stock in the period October 1, 2026 through September 30, 2028. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. In Q2'26, we entered into an ASR to repurchase $375 million of our outstanding common stock as described in Note 4. Earnings per Share (EPS) and Common Stock. Final settlement of the ASR is expected to occur in Q3'26.

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

(in millions, except per share amounts)	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
GAAP gross margin	$660.7	$530.1	$1,228.8	$983.4
Stock-based compensation	7.1	5.5	13.1	11.4
Amortization of acquired intangible assets included in cost of revenue	7.8	8.1	15.7	16.4
Non-GAAP gross margin	$675.6	$543.7	$1,257.6	$1,011.3
GAAP operating income	$295.8	$223.5	$516.9	$339.0
Stock-based compensation	68.6	51.5	126.5	107.4
Amortization of acquired intangible assets	19.8	19.5	39.8	39.3
Acquisition and transaction-related charges	26.5	0.6	37.1	0.8
Impairment and other charges, net	—	4.2	—	4.2
Non-GAAP operating income	$410.7	$299.3	$720.3	$490.6
GAAP net income	$590.7	$162.6	$757.2	$244.9
Stock-based compensation	68.6	51.5	126.5	107.4
Amortization of acquired intangible assets	19.8	19.5	39.8	39.3
Acquisition and transaction-related charges	26.5	0.6	37.1	0.8
Impairment and other charges, net	—	4.2	—	4.2
Non-operating credits, net(1)	(464.6)	—	(463.9)	—
Income tax adjustments(2)	78.4	(21.7)	53.3	(46.4)
Non-GAAP net income	$319.3	$216.8	$550.0	$350.1
GAAP diluted earnings per share	$4.98	$1.35	$6.35	$2.02
Stock-based compensation	0.58	0.43	1.06	0.89
Amortization of acquired intangible assets	0.17	0.16	0.33	0.32
Acquisition and transaction-related charges	0.22	0.01	0.31	0.01
Impairment and other charges, net	—	0.03	—	0.03
Non-operating credits, net(1)	(3.92)	—	(3.89)	—
Income tax adjustments(2)	0.66	(0.18)	0.45	(0.38)
Non-GAAP diluted earnings per share	$2.69	$1.79	$4.61	$2.89

Cash provided by operating activities	$320.9	$281.3	$590.7	$519.7
Capital expenditures	(2.7)	(2.8)	(5.0)	(5.6)
Free cash flow	$318.2	$278.5	$585.7	$514.2

(1)
In Q2'26, we recognized gains of $462.6 million on the sale of the Kepware and ThingWorx businesses and $2.0 million related to the finalization of contingent consideration associated with the FY'22 sale of a portion of our PLM services business. In Q1'26, we recognized a $0.8 million financing charge related to a debt commitment agreement associated with our anticipated divestiture of the Kepware and ThingWorx businesses.
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in Q2'25, adjustments exclude a $4.9 million benefit related to the tax impact of tax reserves related to prior years in foreign jurisdictions, of which $4.2 million was a non-cash benefit. In the first six months of FY'25, adjustments exclude a $10.4 million benefit related to the tax impact of tax reserves related to prior years in a foreign jurisdiction.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
GAAP operating margin	38.2%	35.1%	35.4%	28.2%
Stock-based compensation	8.9%	8.1%	8.7%	8.9%
Amortization of acquired intangible assets	2.6%	3.1%	2.7%	3.3%
Acquisition and transaction-related charges	3.4%	0.1%	2.5%	0.1%
Impairment and other charges, net	0.0%	0.7%	0.0%	0.4%
Non-GAAP operating margin	53.0%	47.0%	49.3%	40.8%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in Q2'26.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	—	$—	—	$1,500,012,797
February 1, 2026 - February 28, 2026	674,704	$154.83	674,704	$1,395,549,001
March 1, 2026 - March 31, 2026	2,865,427	$155.49	2,865,427	$950,012,977
Total	3,540,131	$155.36	3,540,131	$950,012,977
(1)
As announced on November 6, 2024, our Board of Directors authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. In Q3’26, in connection with authorizing the repurchase of $2 billion of our common stock for the period October 1, 2026 through September 30, 2028, the Board of Directors amended the current authorization to end on September 30, 2026.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q2'26

None.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 5, 2026, Jennifer DiRico, Executive Vice President, Chief Financial Officer of the Company entered into an Executive Agreement with PTC Inc. (the “Company”).

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

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filling Date	Exhibit	SEC File No.

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 14, 2024	3.2	0-18059

4.1	Indenture dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

10.1*	Executive Agreement dated May 5, 2026 by and between Jennifer DiRico and PTC Inc.	X

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Q2 Form 10-Q formatted in Inline XBRL (included in Exhibit 101)

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

Date: May 6, 2026