Form 10-Q
period 2026-06-30
PTC INC.
filed 2026-07-31
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 108,506,261 shares of our common stock outstanding on July 29, 2026.

PTC Inc.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2026

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$351,454	$184,415
Accounts receivable, net of allowance for doubtful accounts of $2,400 and $1,487 at June 30, 2026 and September 30, 2025, respectively	824,107	1,001,085
Prepaid expenses	114,722	119,107
Other current assets	81,583	78,760
Total current assets	1,371,866	1,383,367
Property and equipment, net	62,839	60,843
Goodwill	3,398,303	3,493,316
Acquired intangible assets, net	765,799	824,663
Deferred tax assets	100,544	194,070
Operating right-of-use lease assets	126,048	114,974
Other assets	688,178	545,939
Total assets	$6,513,577	$6,617,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,909	$11,504
Accrued expenses and other current liabilities	300,576	136,140
Accrued compensation and benefits	167,955	199,561
Accrued income taxes	85,227	28,749
Current portion of long-term debt	25,074	25,000
Deferred revenue	700,298	812,271
Short-term lease obligations	24,070	24,179
Total current liabilities	1,338,109	1,237,404
Long-term debt	1,398,241	1,172,434
Deferred tax liabilities	30,241	30,151
Long-term deferred revenue	12,229	14,794
Long-term lease obligations	160,309	148,254
Other liabilities	104,705	187,906
Total liabilities	3,043,834	2,790,943
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 110,717 and 119,536 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	1,107	1,195
Additional paid-in capital	610,985	1,822,590
Retained earnings	2,959,628	2,083,607
Accumulated other comprehensive loss	(101,977)	(81,163)
Total stockholders’ equity	3,469,743	3,826,229
Total liabilities and stockholders’ equity	$6,513,577	$6,617,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
License	$205,824	$251,479	$838,210	$678,628
Support and cloud services	370,878	369,867	1,151,720	1,083,819
Total software revenue	576,702	621,346	1,989,930	1,762,447
Professional services	23,347	22,591	70,247	82,984
Total revenue	600,049	643,937	2,060,177	1,845,431
Cost of revenue:
Cost of license revenue	11,016	12,060	36,379	33,222
Cost of support and cloud services revenue	74,817	73,446	230,953	215,101
Total cost of software revenue	85,833	85,506	267,332	248,323
Cost of professional services revenue	23,751	24,519	73,616	79,761
Total cost of revenue	109,584	110,025	340,948	328,084
Gross margin	490,465	533,912	1,719,229	1,517,347
Operating expenses:
Sales and marketing	136,287	141,756	417,271	424,319
Research and development	115,708	116,647	359,824	343,186
General and administrative	59,973	54,145	222,620	162,457
Amortization of acquired intangible assets	11,991	11,536	36,075	34,356
Impairment and other charges, net	—	—	—	4,213
Total operating expenses	323,959	324,084	1,035,790	968,531
Operating income	166,506	209,828	683,439	548,816
Interest expense	(15,771)	(18,404)	(48,359)	(60,058)
Other income, net	1,705	2,252	467,134	3,321
Income before income taxes	152,440	193,676	1,102,214	492,079
Provision for income taxes	33,660	52,348	226,193	105,875
Net income	$118,780	$141,328	$876,021	$386,204
Earnings per share—Basic	$1.04	$1.18	$7.46	$3.22
Earnings per share—Diluted	$1.03	$1.17	$7.43	$3.20
Weighted-average shares outstanding—Basic	114,677	119,913	117,401	120,106
Weighted-average shares outstanding—Diluted	114,978	120,461	117,844	120,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$118,780	$141,328	$876,021	$386,204
Other comprehensive income (loss), net of tax:
Hedge gain (loss) arising during the period, net of tax of $(1.5) million and $9.7 million in the third quarter of 2026 and 2025, respectively, and $(3.5) million and $6.4 million in the first nine months of 2026 and 2025, respectively	4,697	(29,904)	10,853	(19,678)
Foreign currency translation adjustment, net of tax of $0 for each period	(14,315)	77,862	(32,200)	50,067
Change in pension benefit, net of tax of $(0.0) million and $(0.1) million in the third quarter of 2026 and 2025, respectively, and $(0.1) million and $(0.2) million in the first nine months of 2026 and 2025, respectively	201	(769)	533	(238)
Other comprehensive income (loss)	(9,417)	47,189	(20,814)	30,151
Comprehensive income	$109,363	$188,517	$855,207	$416,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$876,021	$386,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,180	76,803
Amortization of right-of-use lease assets	25,723	24,459
Stock-based compensation	185,848	161,395
Gain on divestiture of businesses	(464,602)	—
Other non-cash items, net	(3,010)	159
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	158,180	173,557
Accounts payable and accrued expenses	214,882	(21,373)
Accrued compensation and benefits	(10,297)	11,044
Deferred revenue	(104,664)	(16,472)
Accrued income taxes	116,084	22,409
Other current assets and prepaid expenses	(133,193)	5,525
Operating lease liabilities	14,322	(4,869)
Other noncurrent assets and liabilities	(98,183)	(55,175)
Net cash provided by operating activities	851,291	763,666
Cash flows from investing activities:
Additions to property and equipment	(16,291)	(7,462)
Acquisitions of businesses, net of cash acquired	(3,573)	(6,532)
Contribution to solar energy equity investment	(50,146)	—
Settlement of net investment hedges	26,549	(14,560)
Divestiture of businesses	523,306	—
Net cash provided by (used in) investing activities	479,845	(28,554)
Cash flows from financing activities:
Borrowings under credit facility	313,750	860,000
Repayments of senior notes	—	(500,000)
Repayments of borrowings under credit facility	(88,750)	(876,708)
Repurchases of common stock	(1,326,190)	(224,987)
Proceeds from issuance of common stock	13,162	13,307
Payments of withholding taxes in connection with stock-based awards	(67,343)	(71,761)
Other financing activity	(1,007)	(1,410)
Net cash used in financing activities	(1,156,378)	(801,559)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,719)	(125)
Net change in cash, cash equivalents, and restricted cash	167,039	(66,572)
Cash, cash equivalents, and restricted cash, beginning of period	184,988	266,466
Cash, cash equivalents, and restricted cash, end of period	$352,027	$199,894
Supplemental disclosure of non-cash financing and investing activities:
Withholding taxes in connection with stock-based awards, accrued	$4,320	$6,061
Operating right-of-use assets obtained in exchange for operating lease liabilities	$32,486	$15,700
Investment in solar energy project not yet paid	$134,602	$—
Repurchase of common stock executed but not settled	$25,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2026
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2026	115,498	$1,155	$1,110,430	$2,840,848	$(92,560)	$3,859,873
Common stock issued for employee stock-based awards	423	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(132)	(1)	(18,641)	—	—	(18,642)
Compensation expense from stock-based awards	—	—	49,769	—	—	49,769
Repurchases of common stock, including excise tax	(5,072)	(51)	(530,569)	—	—	(530,620)
Net income	—	—	—	118,780	—	118,780
Gain on net investment hedges, net of tax	—	—	—	—	4,697	4,697
Foreign currency translation adjustment	—	—	—	—	(14,315)	(14,315)
Change in defined benefit pension items, net of tax	—	—	—	—	201	201
Balance as of June 30, 2026	110,717	$1,107	$610,985	$2,959,628	$(101,977)	$3,469,743

	Nine months ended June 30, 2026
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2025	119,536	$1,195	$1,822,590	$2,083,607	$(81,163)	$3,826,229
Common stock issued for employee stock-based awards	1,268	13	(13)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(432)	(5)	(71,265)	—	—	(71,270)
Common stock issued for employee stock purchase plan	99	1	13,161	—	—	13,162
Compensation expense from stock-based awards	—	—	208,522	—	—	208,522
Repurchases of common stock, including excise tax	(9,754)	(97)	(1,362,010)	—	—	(1,362,107)
Net income	—	—	—	876,021	—	876,021
Gain on net investment hedges, net of tax	—	—	—	—	10,853	10,853
Foreign currency translation adjustment	—	—	—	—	(32,200)	(32,200)
Change in defined benefit pension items, net of tax	—	—	—	—	533	533
Balance as of June 30, 2026	110,717	$1,107	$610,985	$2,959,628	$(101,977)	$3,469,743

	Three months ended June 30, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2025	119,926	$1,199	$1,909,537	$1,594,486	$(118,759)	$3,386,463
Common stock issued for employee stock-based awards	451	4	(4)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(143)	(1)	(24,256)	—	—	(24,257)
Compensation expense from stock-based awards	—	—	37,373	—	—	37,373
Repurchases of common stock, including excise tax	(444)	(4)	(75,209)	—	—	(75,213)
Net income	—	—	—	141,328	—	141,328
Loss on net investment hedges, net of tax	—	—	—	—	(29,904)	(29,904)
Foreign currency translation adjustment	—	—	—	—	77,862	77,862
Change in defined benefit pension items, net of tax	—	—	—	—	(769)	(769)
Balance as of June 30, 2025	119,790	$1,198	$1,847,441	$1,735,814	$(71,570)	$3,512,883

	Nine months ended June 30, 2025
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2024	120,155	$1,202	$1,965,307	$1,349,610	$(101,721)	$3,214,398
Common stock issued for employee stock-based awards	1,261	12	(12)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(425)	(4)	(77,574)	—	—	(77,578)
Common stock issued for employee stock purchase plan	89	1	13,306	—	—	13,307
Compensation expense from stock-based awards	—	—	171,948	—	—	171,948
Repurchases of common stock, including excise tax	(1,290)	(13)	(225,534)	—	—	(225,547)
Net income	—	—	—	386,204	—	386,204
Loss on net investment hedges, net of tax	—	—	—	—	(19,678)	(19,678)
Foreign currency translation adjustment	—	—	—	—	50,067	50,067
Change in defined benefit pension items, net of tax	—	—	—	—	(238)	(238)
Balance as of June 30, 2025	119,790	$1,198	$1,847,441	$1,735,814	$(71,570)	$3,512,883

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

Measurements of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU will be effective for us in the first quarter of 2027, with early adoption permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. As clarified by ASU 2025-01, ASU 2024-03 will be effective for us for the year ended September 30, 2028. We expect the adoption to result in disclosure changes only.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU will be effective for us in the fourth quarter of 2026. We expect the adoption to result in disclosure changes only.

2. Revenue from Contracts with Customers

Receivables, Contract Assets and Contract Liabilities

(in thousands)	June 30, 2026	September 30, 2025
Short-term receivables	$824,107	$1,001,085
Long-term receivables	$420,719	$378,941
Contract asset	$13,780	$11,044
Deferred revenue	$712,527	$827,065

During the nine months ended June 30, 2026, we recognized $710.5 million of revenue that was included in Deferred revenue as of September 30, 2025. The remainder of the change in the Deferred revenue balance was driven by additional deferrals, primarily from new billings, offset by a decrease of approximately $56 million related to the Kepware and ThingWorx divestiture and a decrease resulting from changes in foreign currency exchange rates.

Our multi-year, non-cancellable on-premises subscription contracts provide customers with an annual right to exchange software within the subscription with other software. As of June 30, 2026 and September 30, 2025, our total revenue liability was $44.1 million and $39.7 million, respectively, primarily associated with the annual right to exchange on-premises subscription software.

Remaining Performance Obligations (RPO)

Our contracts with customers include amounts allocated to performance obligations that will be satisfied and recognized as revenue at a later date. The value of RPO and timing of recognition may be impacted by several factors, including the performance obligation type, duration and timing of commencement, as well as foreign currency exchange rate fluctuations. As of June 30, 2026, RPO totaled $2,417.7 million, of which $712.5 million is recorded in Deferred revenue and $1,705.2 million is not yet recorded in the Consolidated Balance Sheets. Of the total, we expect to recognize approximately 54% over the next 12 months, 28% over the next 13 to 24 months, and the remaining amount thereafter.

Disaggregation of Revenue

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring revenue(1)	$576,011	$613,583	$1,976,667	$1,739,443
Perpetual license	691	7,763	13,263	23,004
Professional services	23,347	22,591	70,247	82,984
Total revenue	$600,049	$643,937	$2,060,177	$1,845,431
(1)
Recurring revenue is comprised of on-premises subscription, perpetual support, SaaS, and hosting services revenue.

We report revenue by the following two product groups:

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Product lifecycle management (PLM)	$356,970	$403,722	$1,280,640	$1,153,331
Computer-aided design (CAD)	243,079	240,215	779,537	692,100
Total revenue	$600,049	$643,937	$2,060,177	$1,845,431

Our international revenue is presented based on the location of our customer. Revenue for the geographic regions in which we operate is presented below.

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Americas	$270,305	$282,560	$966,829	$853,352
Europe	202,535	239,286	773,466	686,458
Asia Pacific	127,209	122,091	319,882	305,621
Total revenue	$600,049	$643,937	$2,060,177	$1,845,431

3. Stock-based Compensation

Compensation expense recorded for our stock-based awards is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of license revenue	$61	$176	$267	$282
Cost of support and cloud services revenue	4,086	4,122	13,548	12,092
Cost of professional services revenue	1,456	993	4,921	4,337
Sales and marketing	16,143	15,059	51,373	46,672
Research and development	15,043	17,788	49,115	48,334
General and administrative	22,593	15,894	66,624	49,678
Total stock-based compensation expense	$59,382	$54,032	$185,848	$161,395

As of June 30, 2026 and September 30, 2025, we had liability-classified awards related to stock-based compensation based on a fixed monetary amount of $28.3 million and $51.3 million, respectively. The liability as of September 30, 2025 was settled via the issuance of shares in the first quarter of 2026.

4. Earnings per Share (EPS) and Common Stock

EPS

The following table presents the calculation for both basic and diluted EPS:

(in thousands, except per share data)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$118,780	$141,328	$876,021	$386,204
Weighted-average shares outstanding—Basic	114,677	119,913	117,401	120,106
Dilutive effect of restricted stock units	301	548	443	709
Weighted-average shares outstanding—Diluted	114,978	120,461	117,844	120,815
Earnings per share—Basic	$1.04	$1.18	$7.46	$3.22
Earnings per share—Diluted	$1.03	$1.17	$7.43	$3.20

There were 0.8 million and 0.1 million anti-dilutive shares for the three and nine months ended June 30, 2026, respectively. There were 0.4 million and 0.0 million anti-dilutive shares for the three and nine months ended June 30, 2025, respectively.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2026 (the “current authorization”), and up to $2 billion of our common stock in the period October 1, 2026 through September 30, 2028. The amount remaining under the current authorization for repurchases as of June 30, 2026 is set forth in Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report.

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

The remaining $75 million represented the amount held back by the Bank pending final settlement of the ASR, which occurred in June 2026 and resulted in the additional delivery of 0.8 million shares. The total shares repurchased under the ASR equaled $375 million divided by the average daily volume weighted-average price of our common stock during the term of the ASR less a fixed per-share discount. Settlement could have occurred in cash or shares at our election. We accounted for the ASR as an equity transaction; accordingly, this $75 million was recorded as a reduction to Additional paid-in capital in the second quarter of 2026.

In addition to the ASR repurchases described above, in the third quarter and first nine months of 2026, we repurchased 4.3 million shares for $525 million and 7.0 million shares for $975 million, respectively, through open market transactions. In the first nine months of 2026, we also paid $1.1 million in excise taxes related to share repurchases. In the third quarter and first nine months of 2025, we repurchased 0.4 million shares for $75 million and 1.3 million shares for $225 million, respectively, through open market transactions.

All shares repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions and Divestitures

Acquisition and transaction-related costs in the third quarter and first nine months of 2026 totaled $2.9 million and $40.0 million, respectively, compared to $1.6 million and $2.4 million in the third quarter and first nine months of 2025, respectively. These costs are classified in General and administrative expense in the accompanying Consolidated Statements of Operations.

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

Additional future contingent consideration of up to $125 million may be received by PTC in certain circumstances following a sale of the businesses by Purchaser. We have elected to defer the recognition of gains associated with contingent consideration unless and until they become realizable.

Goodwill was allocated to the sold businesses based on a relative fair value allocation of total goodwill. The assets and liabilities of the Kepware and ThingWorx businesses were classified as held for sale in the first quarter of 2026. Upon closing the transaction, we sold $68.2 million of net assets and recognized a gain on the sale of $462.6 million, which is included in Other income, net. This resulted in tax expense of $95.6 million included in our income tax provision in the nine months ended June 30, 2026.

In connection with this divestiture, we entered into a Transition Services Agreement with Purchaser, whereby we agreed to provide certain transition services for up to 12 months from the date of sale. Income under such agreement offsets the operating costs to provide these services and is recognized as a reduction of the related operating expenses.

6. Goodwill and Intangible Assets

During the third quarter of 2026, we completed our annual impairment test of goodwill, which was based on a qualitative assessment, and concluded that there was no impairment. A qualitative assessment is designed to determine whether we believe it is more likely than not that the fair values of our reporting units exceed their carrying values. A qualitative assessment includes a review of qualitative factors, including company-specific (financial performance and long-range plans), industry, and macroeconomic factors, and a consideration of the fair value of each reporting unit at the last valuation date.

Goodwill and acquired intangible assets consisted of the following:

(in thousands)	June 30, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill			$3,398,303			$3,493,316
Intangible assets with finite lives:
Purchased software	$547,640	$401,974	$145,666	$639,104	$472,357	$166,747
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	1,088,385	480,308	608,077	1,149,262	505,202	644,060
Trademarks and trade names	31,822	19,766	12,056	38,179	24,323	13,856
Other	3,469	3,469	—	4,019	4,019	—
Total intangible assets with finite lives	$1,694,193	$928,394	$765,799	$1,853,441	$1,028,778	$824,663
Total goodwill and acquired intangible assets			$4,164,102			$4,317,979

Changes in Goodwill were as follows:

(in thousands)
Balance, October 1, 2025	$3,493,316
Acquisitions	1,782
Divestiture of businesses	(82,204)
Foreign currency translation adjustment	(14,591)
Balance, June 30, 2026	$3,398,303

The aggregate amortization expense for intangible assets with finite lives is classified in our Consolidated Statements of Operations as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization of acquired intangible assets	$11,991	$11,536	$36,075	$34,356
Cost of revenue	7,753	8,178	23,421	24,609
Total amortization expense	$19,744	$19,714	$59,496	$58,965

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and September 30, 2025 were as follows:

(in thousands)	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$108,853	$—	$—	$108,853
Forward contracts	—	2,138	—	2,138
Option contracts	—	2,927	—	2,927
	$108,853	$5,065	$—	$113,918
Financial liabilities:
Forward contracts	—	7,573	—	7,573
	$—	$7,573	$—	$7,573

(in thousands)	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents(1)	$38,031	$—	$—	$38,031
Forward contracts	—	6,007	—	6,007
Option contracts	—	6,228	—	6,228
	$38,031	$12,235	$—	$50,266
Financial liabilities:
Forward contracts	—	4,773	—	4,773
	$—	$4,773	$—	$4,773
(1)
Money market funds and time deposits.

Strategic Solar Energy Equity Investment

During the third quarter of 2026, we invested $184.7 million in a solar energy project, of which $50.1 million has been contributed as of June 30, 2026. As of June 30, 2026, the unamortized balance of the investment was $113.1 million included in Other assets on the Consolidated Balance Sheet. As of June 30, 2026, remaining investment commitments totaled $113.5 million and $21.1 million included in Accrued expenses and other current liabilities and Other liabilities, respectively, on the Consolidated Balance Sheet. These are expected to be paid in 2026 and 2027.

We have determined that this investment is a variable interest entity ("VIE"). Because we do not direct the activities that most significantly impact the economic performance of the project company, we are not the primary beneficiary. Therefore, the VIE is not consolidated within our financial statements. Our maximum exposure to the VIE is limited to our contributed capital and future capital commitments and a contingent deficit restoration obligation capped at 55% of our aggregate capital contributions, which would arise only upon liquidation of the VIE and only to the extent PTC has a deficit capital account at the time of liquidation.

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

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

(in thousands)	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
Derivative assets(1):
Forward contracts	$34	$2,871	$2,104	$3,136
Option contracts	$—	$—	$2,927	$6,228
Derivative liabilities(2):
Forward contracts	$4,272	$—	$3,301	$4,773
(1)
As of June 30, 2026 and September 30, 2025, current derivative assets are recorded in Other current assets in the Consolidated Balance Sheets.
(2)
As of June 30, 2026 and September 30, 2025, current derivative liabilities are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

As of June 30, 2026 and September 30, 2025, we had outstanding forward and option contracts not designated as hedging instruments with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2026	September 30, 2025
Euro / U.S. Dollar(1)	$762,849	$1,202,830
British Pound / U.S. Dollar	4,727	22,974
Israeli Shekel / U.S. Dollar	19,456	20,094
Indian Rupee / U.S. Dollar	74,490	53,465
Japanese Yen / U.S. Dollar(2)	12,971	131,284
Swiss Franc / U.S. Dollar	14,835	8,960
Swedish Krona / U.S. Dollar	18,770	21,568
New Taiwan Dollar / U.S. Dollar	14,404	23,098
All other	18,938	33,813
Total	$941,440	$1,518,086
(1)
As of June 30, 2026, $687.2 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $75.6 million relates to option contracts. As of September 30, 2025, $835.4 million of the Euro to U.S. Dollar outstanding notional amount relates to forward contracts and $367.4 million relates to option contracts.
(2)
As of June 30, 2026, $1.4 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $11.6 million relates to option contracts. As of September 30, 2025, $41.9 million of the Japanese Yen to U.S. Dollar outstanding notional amount relates to forward contracts and $89.4 million relates to option contracts.

The following table shows the effect of our non-designated hedges on the Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and June 30, 2025:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized and unrealized gain (loss), excluding the underlying foreign currency exposure being hedged	Other income, net	$(1,886)	$4,021	$(743)	$3,661

In the three and nine months ended June 30, 2026, total foreign currency losses, net were $0.6 million and $2.5 million, respectively. In the three and nine months ended June 30, 2025, total foreign currency gains were $1.1 million and $0.0 million, respectively.

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

As of June 30, 2026 and September 30, 2025, we had outstanding forward contracts designated as net investment hedges with notional amounts equivalent to the following:

Currency Hedged (in thousands)	June 30, 2026	September 30, 2025
Euro / U.S. Dollar	$508,428	$480,198
Japanese Yen / U.S. Dollar	18,608	10,260
Total	$527,036	$490,458

The following table shows the effect of our derivative instruments designated as net investment hedges in the Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and June 30, 2025:

(in thousands)		Three months ended		Nine months ended
	Location of Gain (Loss)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gain (loss) recognized in Other comprehensive income (loss) ("OCI")	OCI	$6,226	$(39,628)	$14,386	$(26,078)
Gain (loss) reclassified from OCI to earnings	n/a	$—	$—	$—	$—
Gain recognized, excluded portion	Other income, net	$1,528	$1,743	$5,054	$4,072

Offsetting Derivative Assets and Liabilities

We have entered into master netting arrangements for our foreign exchange contracts that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of June 30, 2026:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2026	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$5,065	$—	$5,065	$(5,065)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of June 30, 2026:

(in thousands)	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of June 30, 2026	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$7,573	$—	$7,573	$(5,065)	$—	$2,508

9. Income Taxes

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income before income taxes	$152,440	$193,676	$1,102,214	$492,079
Provision for income taxes	$33,660	$52,348	$226,193	$105,875
Effective income tax rate	22%	27%	21%	22%

The effective tax rate for the three months ended June 30, 2026 was lower than the effective tax rate for the three months ended June 30, 2025, primarily due to changes in the geographic mix of income before taxes. For the three and nine months ended June 30, 2026, the provision for income taxes included $14.4 million of tax expense related to the Varian Medical Systems, Inc. v. Commissioner tax court ruling and a $7.2 million tax benefit related to a strategic solar energy investment. The nine months ended June 30, 2026 also included $95.6 million of tax expense related to the Kepware and ThingWorx divestiture and a $7.1 million income tax benefit related to the reversal of a prior-year tax charge associated with Internal Revenue Service (IRS) procedural guidance.

The effective tax rate for the three and nine months ended June 30, 2025 reflected increased tax expense associated with the IRS procedural guidance described below. Additionally, the nine months ended June 30, 2025 included a benefit of $10.4 million related to changes in tax reserves associated with prior years in foreign jurisdictions.

In 2024, we recorded a $14.4 million tax benefit for additional foreign tax credits that became available as a result of a U.S. Tax Court ruling in Varian Medical Systems, Inc. v. Commissioner, issued on August 26, 2024. The ruling addressed the U.S. tax treatment of deemed foreign dividends recognized during the transition year of the Tax Cuts and Jobs Act (our fiscal 2018). On April 8, 2026, the U.S. Tax Court granted summary judgment in favor of the IRS, and as a result, we reversed the previously recognized tax benefit.

During the nine months ended June 30, 2026, we recognized tax expense of $95.6 million related to the divestiture of the Kepware and ThingWorx businesses. This amount reflects a reduction from the $102.4 million tax expense recorded during the quarter ended March 31, 2026, resulting from updates to the estimated tax impact of the transaction.

In 2024, we requested consent from the IRS to change our tax accounting method for the treatment of certain deductions. In the quarter ended December 31, 2025, upon receiving consent from the IRS, we released the reserve related to the procedural guidance. As a result, we recognized a $7.1 million income tax benefit for the nine months ended June 30, 2026, primarily related to the reversal of the accrued interest and the associated effects on GILTI and FDII.

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

As of June 30, 2026 and September 30, 2025, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $130.5 million ($85.2 million in Accrued income taxes and $45.3 million recorded in Other Liabilities) and $179.1 million ($28.7 million in Accrued income taxes and $150.4 million in Other liabilities), respectively.

As of June 30, 2026 and September 30, 2025, we had unrecognized tax benefits of $50.9 million and $157.7 million, respectively. This decrease predominantly relates to the release of the reserve established in 2025 related to the IRS procedural guidance, primarily resulting in corresponding decreases to Deferred tax assets and the reserve for unrecognized tax benefits within Other liabilities. Additionally, this resulted in a $7.1 million net income tax benefit as described above. If all our unrecognized tax benefits as of June 30, 2026 were to become recognizable in the future, we would record a benefit to the income tax provision of $50.9 million, which would be partially offset by an increase in the U.S. valuation allowance of $6.0 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $1 million.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that became applicable to us beginning in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. Our financials reflect the impact of the provisions of the Act that are applicable beginning 2026.

Tax Benefits of Strategic Solar Energy Equity Investment

During the third quarter of 2026, we invested in a solar energy project as described in Note 7. Fair Value Measurements. We have elected to account for the investment using the proportional amortization method, under which the cost of the investment is amortized over the period that we expect to receive tax benefits from the project. Amortization of and tax benefits associated with the investment are presented within Provision for income taxes on the Consolidated Statement of Operations. The tax benefits associated with the investment reduce cash taxes paid and benefit operating cash flows. During the third quarter of 2026, we recognized $78.8 million of investment tax credits and other tax benefits, partially offset by $71.6 million of investment amortization.

10. Debt

As of June 30, 2026 and September 30, 2025, we had the following debt obligations:

(in thousands)	June 30, 2026	September 30, 2025
4.000% Senior notes due 2028	$500,000	$500,000
Credit facility revolver line(1)(2)	475,000	231,250
Credit facility term loan(1)(2)	450,074	468,750
Total debt	1,425,074	1,200,000
Unamortized debt issuance costs for the senior notes(3)	(1,759)	(2,566)
Total debt, net of issuance costs(4)	$1,423,315	$1,197,434
(1)
Unamortized debt issuance costs related to the credit facility were $2.7 million included in Other current assets and $2.1 million included in Other assets on the Consolidated Balance Sheet as of June 30, 2026 and $2.7 million included in Other current assets and $3.3 million included in Other assets on the Consolidated Balance Sheet as of September 30, 2025.
(2)
The stated maturity date under the credit facility on which both the revolver line and the term loan will mature and all amounts then outstanding will become due and payable is January 3, 2028. The term loan began amortizing in March 2024, with payments remaining of $6.3 million in 2026, $25.0 million in 2027, and $418.7 million in 2028.
(3)
As of June 30, 2026 and September 30, 2025, all unamortized debt issuance costs for the senior notes were included in Long-term debt on the Consolidated Balance Sheets.
(4)
Debt associated with the credit facility that was classified as short term was $25.1 million and $25.0 million as of June 30, 2026 and September 30, 2025, respectively.

Senior Unsecured Notes

In February 2020, we issued $500 million in aggregate principal amount of 4.0% senior, unsecured long-term debt at par value, due in 2028 (the 2028 notes). As of June 30, 2026, the total estimated fair value of the 2028 notes was approximately $490.0 million based on quoted prices for the notes on that date. We were in compliance with all the covenants for the 2028 notes as of June 30, 2026.

Credit Agreement

Our credit facility consists of (i) a $1.25 billion revolving credit facility, (ii) a $500 million term loan credit facility, and (iii) an incremental facility pursuant to which we may incur additional term loan tranches or increase the revolving credit facility. As of June 30, 2026, unused commitments under our revolving credit facility were $774.9 million and the amount available to borrow was $757.5 million. As of June 30, 2026, the fair value of our credit facility approximates its book value. PTC and certain foreign subsidiaries are eligible borrowers under the credit facility. As of June 30, 2026, $46.3 million was borrowed by an eligible foreign subsidiary borrower. We were in compliance with all financial and operating covenants of the credit facility as of June 30, 2026.

Loans under the credit facility bear interest at variable rates. As of June 30, 2026, the annual rate for borrowings outstanding was 5.0%. A quarterly revolving commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.175% to 0.325% per annum, based upon our total leverage ratio.

Interest

We incurred interest expense on our debt of $15.8 million and $48.4 million in the third quarter and first nine months of 2026, respectively, and $18.4 million and $60.1 million in the third quarter and first nine months of 2025, respectively. The average interest rate on borrowings outstanding was approximately 4.6% and 4.7% during the third quarter and first nine months of 2026, respectively, and 5.0% and 4.9% during the third quarter and first nine months of 2025, respectively.

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

The following table presents revenue, significant expenses, and consolidated net income for our reportable segment:

(in thousands)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$600,049	$643,937	$2,060,177	$1,845,431
Costs and expenses:
Cost of revenue, adjusted(1)	96,228	96,556	298,791	286,764
Operating expenses, adjusted(2)	255,302	262,210	792,581	782,856
Other segment items(3)	129,739	143,843	92,784	389,607
Consolidated net income	$118,780	$141,328	$876,021	$386,204
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

13. Subsequent Events

Share Repurchases and Borrowings under Credit Facility

We repurchased $273.7 million of our common stock in July 2026, financed primarily with $301.3 million of net borrowings under our credit facility.

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

Forward-Looking Statements

Statements in this document that are not historic facts, including statements about our future operating, financial and growth expectations, and potential stock repurchases are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate due to, among other factors, the effects of import tariffs, threats of additional and reciprocal import tariffs, global trade and geopolitical tensions and uncertainty, including the recent military conflict in Iran, volatile foreign exchange rates, high interest rates or increases in interest rates, inflation, and tightening of credit standards and availability, any of which could cause customers to delay or reduce purchases of new software, adopt competing software solutions, reduce the number of subscriptions they carry, or delay payments to us, which would adversely affect our ARR (Annual Run Rate) and/or financial results and cash flow and growth; our investments in our software solutions, including the integration of artificial intelligence (AI) capabilities into our software solutions, may not drive expansion of those solutions and/or generate the ARR and/or cash flow we expect if those capabilities are not made available when or as we expect, if customers are slower to adopt those solutions than we expect, or if customers adopt competing solutions; customers may not build the product data foundations essential for the AI-driven transformation of their business when or as we expect, which could adversely affect our ARR and/or financial results and cash flow and growth; our go-to-market realignment and related initiatives may not generate the ARR and/or financial results or cash flow when or as we expect; the proceeds we receive under the Transition Services Agreement entered into in connection with the divestiture of the Kepware and ThingWorx businesses may be lower than expected and/or may not offset our expenses and/or the cash flow impact of the divestiture to the extent expected; the divestiture and/or performance of the Transition Services Agreement may disrupt our business to a greater extent than we expect; other uses of cash or our credit facility limits could limit or preclude the return of excess cash to shareholders by way of share repurchases, or could change the amount and timing of any share repurchases; and foreign exchange rates may differ materially from those we expect. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including changes to tax laws in the U.S. and other countries and the geographic mix of our revenue, expenses, and profits. Other risks and uncertainties that could cause actual results to differ materially from those projected are described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

Executive Overview

ARR was $2.41 billion as of the end of Q3'26, flat with Q3'25, and grew 2% on a constant currency basis, with growth impacted by the Q2'26 divestiture of the Kepware and ThingWorx businesses. ARR growth excluding the divested businesses in Q3'26 compared to Q3'25 was 7% (9% constant currency).

Cash provided by operating activities grew 7% to $261 million in Q3'26 compared to Q3'25. Free cash flow grew 3% to $249 million in Q3'26 compared to Q3'25, impacted by higher capital expenditures related to moving a major R&D center to a new office. In Q3'26, we made $9 million of divestiture-related payments. Our cash flow growth is attributable to resilient top-line growth due to our subscription business model and operational discipline. In Q3'26, we repurchased $525 million of outstanding shares, of which $500 million was paid in the quarter, partially funded by $225 million of net debt borrowings under our credit facility.

Revenue decreased 7% (8% constant currency) in Q3'26 compared to Q3'25, reflecting the divestiture of the Kepware and ThingWorx businesses in Q2'26 as well as lower license revenue due primarily to the shortened duration of a single large contract renewal and expansion. There was $46 million of revenue attributable to Kepware and ThingWorx in Q3'25. Operating margin decreased by approximately 480 basis points in Q3'26 compared to Q3'25 and diluted earnings per share decreased 12% to $1.03 in Q3'26 compared to Q3'25, primarily due to lower revenue in Q3'26 compared to Q3'25.

Results of Operations

(Dollar amounts in millions, except per share data)	Three months ended		Percent Change
	June 30, 2026	June 30, 2025	Actual	Constant Currency(1)
ARR	$2,412.4	$2,415.6	(0)%	2%
ARR excluding divested businesses(2)	$2,412.4	$2,255.6	7%	9%

Total recurring revenue(3)	$576.0	$613.6	(6)%	(7)%
Perpetual license	0.7	7.8	(91)%	(91)%
Professional services	23.3	22.6	3%	3%
Total revenue	600.0	643.9	(7)%	(8)%
Total cost of revenue	109.6	110.0	(0)%	(1)%
Gross margin	490.5	533.9	(8)%	(9)%
Operating expenses	324.0	324.1	(0)%	(1)%
Operating income	$166.5	$209.8	(21)%	(21)%
Non-GAAP operating income(1)	$248.5	$285.2	(13)%	(13)%
Operating margin	27.7%	32.6%
Non-GAAP operating margin(1)	41.4%	44.3%
Diluted earnings per share	$1.03	$1.17
Non-GAAP diluted earnings per share(1)	$1.58	$1.64

Cash provided by operating activities	$260.6	$243.9
Capital expenditures	(11.3)	(1.9)
Free cash flow	$249.3	$242.0

(Dollar amounts in millions, except per share data)	Nine months ended		Percent Change
	June 30, 2026	June 30, 2025	Actual	Constant Currency(1)
ARR	$2,412.4	$2,415.6	(0)%	2%
ARR excluding divested businesses(2)	$2,412.4	$2,255.6	7%	9%

Total recurring revenue(3)	$1,976.7	$1,739.4	14%	10%
Perpetual license	13.3	23.0	(42)%	(43)%
Professional services	70.2	83.0	(15)%	(17)%
Total revenue	2,060.2	1,845.4	12%	9%
Total cost of revenue	340.9	328.1	4%	3%
Gross margin	1,719.2	1,517.3	13%	10%
Operating expenses	1,035.8	968.5	7%	5%
Operating income	$683.4	$548.8	25%	18%
Non-GAAP operating income(1)	$968.8	$775.8	25%	19%
Operating margin	33.2%	29.7%
Non-GAAP operating margin(1)	47.0%	42.0%
Diluted earnings per share	$7.43	$3.20
Non-GAAP diluted earnings per share(1)	$6.21	$4.53

Cash provided by operating activities	$851.3	$763.7
Capital expenditures	(16.3)	(7.5)
Free cash flow	$835.0	$756.2
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

If reported results for the nine months ended June 30, 2026 were converted into U.S. Dollars using the rates in effect as of September 30, 2025, ARR would have been higher by $36 million, revenue would have been higher by $9 million, and expenses would have been materially consistent. If reported results for the nine months ended June 30, 2025 were converted into U.S. Dollars using the rates in effect as of September 30, 2025, ARR would have been lower by $12 million, revenue would have been higher by $61 million, and expenses would have been higher by $21 million.

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

Revenue by Line of Business

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2026	June 30, 2025	Actual	Constant Currency	June 30, 2026	June 30, 2025	Actual	Constant Currency
License	$205.8	$251.5	(18)%	(18)%	$838.2	$678.6	24%	19%
Support and cloud services	370.9	369.9	0%	(1)%	1,151.7	1,083.8	6%	4%
Software revenue	576.7	621.3	(7)%	(8)%	1,989.9	1,762.4	13%	10%
Professional services	23.3	22.6	3%	3%	70.2	83.0	(15)%	(17)%
Total revenue	$600.0	$643.9	(7)%	(8)%	$2,060.2	$1,845.4	12%	9%

Software revenue growth in Q3'26 and the first nine months of FY'26 was impacted by the divestiture of the Kepware and ThingWorx businesses. Software revenue attributable to Kepware and ThingWorx was $45 million and $131 million in Q3'25 and the first nine months of FY'25, respectively.

In addition to the impact of the divestiture, software revenue in Q3’26 was also impacted by a decrease in license revenue, reflecting the shortened duration of a single large contract renewal and expansion in the period, offset by growth in support and cloud services revenue.

Software revenue growth in the first nine months of FY'26 was driven by license revenue growth, which reflects the value and duration of contracts that commenced in the period. Support and cloud services revenue growth in the first nine months of FY'26 compared to the corresponding FY'25 period was driven by growth in both CAD and PLM.

Professional services revenue decreased in the first nine months of FY'26 as we continue to execute our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Software Revenue by Product Group

(Dollar amounts in millions)	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2026	June 30, 2025	Actual	Constant Currency	June 30, 2026	June 30, 2025	Actual	Constant Currency
PLM	$335.8	$382.1	(12)%	(13)%	$1,215.6	$1,074.1	13%	10%
CAD	240.9	239.2	1%	0%	774.3	688.3	12%	9%
Software revenue	$576.7	$621.3	(7)%	(8)%	$1,989.9	$1,762.4	13%	10%

PLM software revenue decreased in Q3'26 compared to Q3'25, primarily driven by the impact of the divestiture of the Kepware and ThingWorx businesses, as well as lower license revenue in Europe.

PLM software revenue growth in the first nine months of FY'26 was driven by Windchill license revenue growth in the Americas and Europe, offset by the impact of the divestiture.

PLM ARR decreased 4% (2% constant currency) from Q3’25 to Q3'26, reflecting the impact of the divestiture of the Kepware and ThingWorx businesses. PLM ARR excluding the divested businesses grew 8% (10% constant currency), primarily driven by Windchill and Codebeamer.

PLM ARR decreased 4% (4% constant currency) in the Americas, 4% (2% constant currency) in Europe and 2% (5% increase in constant currency) in Asia Pacific from Q3'25 to Q3'26. PLM ARR excluding the divested businesses grew 9% (9% constant currency) in the Americas, 9% (16% constant currency) in Asia Pacific, and 6% (9% constant currency) in Europe from Q3'25 to Q3'26, primarily driven by Windchill in all regions, with contribution from Codebeamer in Europe and Asia Pacific.

CAD software revenue was flat year-over-year in Q3'26 due to lower license revenue. CAD software revenue growth in the first nine months of FY'26 was driven by Creo growth in all regions.

CAD ARR grew 6% (8% constant currency) from Q3’25 to Q3’26, primarily driven by Creo. CAD ARR grew 8% (8% constant currency) in the Americas, 5% (11% constant currency) in Asia Pacific, and 4% (7% constant currency) in Europe from Q3'25 to Q3'26, primarily driven by Creo in all regions.

Gross Margin

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2026	June 30, 2025	Percent Change	June 30, 2026	June 30, 2025	Percent Change
License gross margin	$194.8	$239.4	(19)%	$801.8	$645.4	24%
License gross margin percentage	95%	95%		96%	95%
Support and cloud services gross margin	$296.1	$296.4	(0)%	$920.8	$868.7	6%
Support and cloud services gross margin percentage	80%	80%		80%	80%
Professional services gross margin	$(0.4)	$(1.9)	79%	$(3.4)	$3.2	(205)%
Professional services gross margin percentage	(2)%	(9)%		(5)%	4%

Total gross margin	$490.5	$533.9	(8)%	$1,719.2	$1,517.3	13%
Total gross margin percentage	82%	83%		83%	82%

Non-GAAP gross margin(1)	$503.8	$547.4	(8)%	$1,761.4	$1,558.7	13%
Non-GAAP gross margin percentage(1)	84%	85%		85%	84%
(1)
Non-GAAP financial measures are reconciled to GAAP results under Non-GAAP Financial Measures below.

License gross margin changes in Q3'26 and the first nine months of FY'26 compared to the corresponding FY'25 periods were in line with changes in license revenue. Cost of license revenue was higher in the first nine months of FY'26 compared to the first nine months of FY'25, primarily due to higher royalty expenses.

Support and cloud services gross margin growth in Q3'26 and the first nine months of FY'26 compared to the corresponding FY'25 periods was in line with support and cloud services revenue growth. Cost of support and cloud services revenue increased 7% in the first nine months of FY'26, primarily due to higher cloud and software subscription-related costs and compensation-related costs.

Professional services gross margin increased in Q3'26 compared to Q3'25 due to an increase in professional services revenue. Professional services gross margin decreased in the first nine months of FY'26, primarily due to a sharper decrease in professional services revenue than in professional services expense. The decrease in professional services revenue and costs is due to our continued execution of our strategy of leveraging partners to deliver services rather than contracting to deliver services ourselves.

Operating Expenses

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2026	June 30, 2025	Percent Change	June 30, 2026	June 30, 2025	Percent Change
Sales and marketing	$136.3	$141.8	(4)%	$417.3	$424.3	(2)%
% of total revenue	23%	22%		20%	23%
Research and development	$115.7	$116.6	(1)%	$359.8	$343.2	5%
% of total revenue	19%	18%		17%	19%
General and administrative	$60.0	$54.1	11%	$222.6	$162.5	37%
% of total revenue	10%	8%		11%	9%
Amortization of acquired intangible assets	$12.0	$11.5	4%	$36.1	$34.4	5%
% of total revenue	2%	2%		2%	2%
Impairment and other charges, net	$—	$—	0%	$—	$4.2	(100)%
% of total revenue	0%	0%		0%	0%
Total operating expenses	$324.0	$324.1	(0)%	$1,035.8	$968.5	7%

Total headcount in Q3'26 decreased 5% compared to Q3'25 due to the divestiture of the Kepware and ThingWorx businesses.

Operating expenses in Q3'26 decreased compared to Q3'25, primarily due to:

•
income under the Transition Services Agreement associated with the divestiture of the Kepware and ThingWorx businesses, which is primarily included in General and administrative;

partially offset by:

•
higher stock-based compensation expense and travel-related expenses.

Operating expenses in the first nine months of FY'26 increased compared to the first nine months of FY'25, primarily due to the following:

•
$40 million in charges associated with the divestiture of the Kepware and ThingWorx businesses (included in General and administrative);
•
a $30 million increase in compensation expense (excluding stock-based compensation expense and severance expense), driven by headcount growth prior to the divestiture, annual merit increases, and expense related to accrued cash bonuses;
•
a $22 million increase in stock-based compensation, driven by the timing and value of grants and the increase in the number of performance-based grants, offset by lower stock-based bonus expense; and
•
an $11 million increase in travel-related expenses;

partially offset by:

•
a $20 million decrease in severance costs primarily related to our FY'25 go-to-market realignment (which was mainly included in Sales and marketing); and
•
income under the Transition Services Agreement associated with the divestiture, which is primarily included in General and administrative.

Interest Expense

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2026	June 30, 2025	Percent Change	June 30, 2026	June 30, 2025	Percent Change
Interest expense	$15.8	$18.4	(14)%	$48.4	$60.1	(19)%

Interest expense in FY'26 and FY'25 includes interest on our revolving credit facility, term loan, and senior notes due in 2028. Interest expense in the first nine months of FY'25 also included interest on our senior notes due in 2025, which were redeemed in Q2'25. Interest expense decreased in Q3'26 and the first nine months of FY'26 compared to the corresponding FY'25 periods due to lower debt balances during FY'26 and lower interest rates.

Other Income

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2026	June 30, 2025	Percent Change	June 30, 2026	June 30, 2025	Percent Change
Interest income	$2.1	$0.9	124%	$4.1	$2.6	54%
Other income (expense), net	(0.4)	1.3	(128)%	463.1	0.7	66,722%
Other income, net	$1.7	$2.3	(24)%	$467.1	$3.3	13,966%

Other income, net was higher in the first nine months of FY'26 compared to the first nine months of FY'25 due to the Q2'26 recognition of a $463 million gain on the divestiture of the Kepware and ThingWorx businesses.

Income Taxes

(Dollar amounts in millions)	Three months ended			Nine months ended
	June 30, 2026	June 30, 2025	Percent Change	June 30, 2026	June 30, 2025	Percent Change
Income before income taxes	$152.4	$193.7	(21)%	$1,102.2	$492.1	124%
Provision for income taxes	$33.7	$52.3	(36)%	$226.2	$105.9	114%
Effective income tax rate	22%	27%		21%	22%

The effective tax rate for the three months ended June 30, 2026 was lower than the effective tax rate for the corresponding prior-year period, primarily due to changes in the geographic mix of income before taxes. For the three and nine months ended June 30, 2026, the provision for income taxes included $14 million of tax expense related to the Varian Medical Systems, Inc. v. Commissioner tax court ruling and a $7 million tax benefit related to a strategic solar energy investment, each as discussed in Note 9. Income Taxes. For the first nine months of FY'26, the provision for income taxes also included a $96 million tax expense related to the Kepware and ThingWorx divestiture and a $7 million tax benefit related to the reversal of a prior-year tax charge associated with IRS procedural guidance, as described in Note 9. Income Taxes.

The effective tax rate for the first nine months of FY'25 reflected increased tax expense associated with the IRS procedural guidance described in Note 9. Income Taxes. Additionally, the first nine months of FY’25 included a benefit of $10 million related to changes in tax reserves associated with prior years in foreign jurisdictions.

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

Recent Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Refer to Note 1. Basis of Presentation to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for all recently issued accounting pronouncements. We are evaluating the impact of ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software and have not yet determined whether they will have a material impact.

Liquidity and Capital Resources

(in millions)	June 30, 2026	September 30, 2025
Cash and cash equivalents	$351.5	$184.4
Restricted cash	0.6	0.6
Total	$352.0	$185.0

(in millions)	Nine months ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$851.3	$763.7
Net cash provided by (used in) investing activities	$479.8	$(28.6)
Net cash used in financing activities	$(1,156.4)	$(801.6)

Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents are invested with highly rated financial institutions. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Due to the stability of our subscription model and consistency of annual, up-front billing, we aim to maintain a low cash balance. Cash balances are higher as of the end of Q3'26 than as of the end of Q4'25, which primarily reflects the timing of expected tax payments associated with the Kepware and ThingWorx divestiture. A significant portion of our cash is generated and held outside the U.S. As of June 30, 2026, we had cash and cash equivalents of $33 million in the U.S., $158 million in Europe, $144 million in Asia Pacific (including India) and $16 million in other countries. We have substantial cash requirements in the U.S. but believe that the combination of our existing U.S. cash and cash equivalents, cash available under our revolving credit facility, future U.S. operating cash inflows, and our ability to repatriate cash to the U.S. will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

Cash Provided by Operating Activities

Cash provided by operating activities increased $88 million in the first nine months of FY'26 compared to the same period in FY'25. Growth was driven by higher collections and lower interest payments, partially offset by higher tax payments, higher payroll and related payments, and $24 million of divestiture-related payments.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities in the first nine months of FY'26 was driven by $523 million in consideration received for the divestiture of the Kepware and ThingWorx businesses, partially offset by a $50 million strategic solar energy investment.

Cash Used in Financing Activities

Cash used in financing activities in the first nine months of FY'26 was driven by $1,326 million of repurchases of common stock, partially offset by $225 million of net borrowings on our credit facility. Cash used in financing activities in the first nine months of FY'25 included net payments of $517 million on our outstanding debt, including the redemption of our 2025 senior notes primarily using a draw on our credit facility, and $225 million of repurchases of common stock.

Outstanding Debt

(in millions)	June 30, 2026	September 30, 2025
4.000% Senior notes due 2028	$500.0	$500.0
Credit facility revolver line	475.0	231.3
Credit facility term loan	450.1	468.8
Total debt	$1,425.1	$1,200.0
Unamortized debt issuance costs for the senior notes	(1.8)	(2.6)
Total debt, net of issuance costs	$1,423.3	$1,197.4

Undrawn under credit facility revolver	$774.9	$1,018.8
Undrawn under credit facility revolver available to borrow	$757.5	$1,001.7

As of June 30, 2026, we were in compliance with all financial and operating covenants of the credit facility and the note indenture. As of June 30, 2026, the annual rate for borrowings outstanding under the credit facility was 5.0%.

Our credit facility and our senior notes are described in Note 10. Debt to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2026, $25 million of our debt associated with the credit facility term loan was classified as current.

Share Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2026, and up to $2 billion of our common stock in the period October 1, 2026 through September 30, 2028. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. In Q2'26, we entered into an ASR to repurchase $375 million of our outstanding common stock as described in Note 4. Earnings per Share (EPS) and Common Stock. Final settlement of the ASR occurred in Q3'26.

Future Expectations

We believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital, capital expenditure, and committed cash requirements for at least the next twelve months, as well as our known long-term capital requirements.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results, certain of those items are recurring, and other items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to the most closely comparable GAAP measure on our financial statements.

(in millions, except per share amounts)	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
GAAP gross margin	$490.5	$533.9	$1,719.2	$1,517.3
Stock-based compensation	5.6	5.3	18.7	16.7
Amortization of acquired intangible assets included in cost of revenue	7.8	8.2	23.4	24.6
Non-GAAP gross margin	$503.8	$547.4	$1,761.4	$1,558.7
GAAP operating income	$166.5	$209.8	$683.4	$548.8
Stock-based compensation	59.4	54.0	185.8	161.4
Amortization of acquired intangible assets	19.7	19.7	59.5	59.0
Acquisition and transaction-related charges	2.9	1.6	40.0	2.4
Impairment and other charges, net	—	—	—	4.2
Non-GAAP operating income	$248.5	$285.2	$968.8	$775.8
GAAP net income	$118.8	$141.3	$876.0	$386.2
Stock-based compensation	59.4	54.0	185.8	161.4
Amortization of acquired intangible assets	19.7	19.7	59.5	59.0
Acquisition and transaction-related charges	2.9	1.6	40.0	2.4
Impairment and other charges, net	—	—	—	4.2
Non-operating credits, net(1)	—	—	(463.9)	—
Income tax adjustments(2)	(19.4)	(19.3)	33.9	(65.7)
Non-GAAP net income	$181.4	$197.4	$731.5	$547.5
GAAP diluted earnings per share	$1.03	$1.17	$7.43	$3.20
Stock-based compensation	0.52	0.45	1.58	1.34
Amortization of acquired intangible assets	0.17	0.16	0.50	0.49
Acquisition and transaction-related charges	0.03	0.01	0.34	0.02
Impairment and other charges, net	—	—	—	0.03
Non-operating credits, net(1)	—	—	(3.94)	—
Income tax adjustments(2)	(0.17)	(0.16)	0.29	(0.54)
Non-GAAP diluted earnings per share	$1.58	$1.64	$6.21	$4.53

Cash provided by operating activities	$260.6	$243.9	$851.3	$763.7
Capital expenditures	(11.3)	(1.9)	(16.3)	(7.5)
Free cash flow	$249.3	$242.0	$835.0	$756.2

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
(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, in the first nine months of FY'25, adjustments exclude a $10.4 million benefit related to the tax impact of tax reserves related to prior years in foreign jurisdictions.

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
GAAP operating margin	27.7%	32.6%	33.2%	29.7%
Stock-based compensation	9.9%	8.4%	9.0%	8.7%
Amortization of acquired intangible assets	3.3%	3.1%	2.9%	3.2%
Acquisition and transaction-related charges	0.5%	0.2%	1.9%	0.1%
Impairment and other charges, net	0.0%	0.0%	0.0%	0.2%
Non-GAAP operating margin	41.4%	44.3%	47.0%	42.0%

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in Q3'26.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	$950,012,977
May 1, 2026 - May 31, 2026	751,000	$143.37	751,000	$842,339,757
June 1, 2026 - June 30, 2026	4,321,559	$113.91	4,321,559	$350,067,099
Total	5,072,559	$118.27	5,072,559	$350,067,099
(1)
On November 6, 2024, we announced that our Board of Directors had authorized the repurchase of up to $2 billion of our common stock in the period October 1, 2024 through September 30, 2027. On May 6, 2026, we reported that the Board had amended that authorization to end on September 30, 2026. At the same time, we reported that the Board authorized the repurchase of up to an additional $2 billion of our common stock in the period October 1, 2026 through September 30, 2028.

ITEM 5. OTHER INFORMATION

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Q3'26

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

During the quarter ended June 30, 2026, the below Section 16 officers and directors adopted or modified Rule-10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934, as amended). All plans adopted or modified covered only sales of PTC common stock. No plans were terminated.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Neil Barua President and CEO	Adopted May 29, 2026	Ends March 12, 2027	10,265
Corinna Lathan Director	Modified May 14, 2026	Ends June 15, 2027	6,000

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filing Date	Exhibit	SEC File No.

3.1	Restated Articles of Organization of PTC Inc.		10-K	November 23, 2015	3.1	0-18059

3.2	Amended and Restated By-Laws of PTC Inc.		10-K	November 14, 2024	3.2	0-18059

4.1	Indenture dated as of February 13, 2020, between PTC Inc. and Wells Fargo Bank, National Association, as trustee		8-K	February 13, 2020	4.1	0-18059

4.2	Form of 4.000% senior unsecured notes due 2028		8-K	February 13, 2020	4.3	0-18059

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	X

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page of the Q3 Form 10-Q formatted in Inline XBRL (included in Exhibit 101)

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

Date: July 31, 2026